Form 10-Q
period 2021-03-31
Liberty Media Acquisition Corp
filed 2021-05-17
CIK 1831992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-39920

LIBERTY MEDIA ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-3809075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 875-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Series A common stock and one-fifth of one redeemable warrant	LMACU	The Nasdaq Stock Market LLC
Series A common stock, par value $0.0001 per share	LMACA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Series A common stock at an exercise price of $11.50	LMACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

The number of outstanding shares of Liberty Media Acquisition Corporation common stock as of April 30, 2021 was:

	Series A	Series F
Liberty Media Acquisition Corporation common stock	57,500,000	14,375,000

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

	March 31,
	2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash	$1,496,718	—
Prepaid expenses	767,916	—
Deferred offering costs associated with IPO	—	797,479
Total current assets	2,264,634	797,479
Cash and marketable securities held in Trust Account	575,010,083	—
Other assets	568,455	—
Total assets	577,843,172	797,479

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	1,169,664	619,296
Sponsor loans (note 4)	—	154,483
Total current liabilities	1,169,664	773,779
Public Warrants (notes 2 and 3)	34,730,000	—
Forward Purchase Warrants (notes 2, 3 and 4)	6,850,000	—
Private Placement Warrants (notes 2, 3 and 4)	36,500,000	—
Deferred offering costs	20,125,000	—
Total liabilities	99,374,664	773,779

Commitments

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,010,083	—

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 57,500,000 shares and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(96,566,575)	(1,300)
Total stockholders’ equity (deficit)	(96,541,575)	23,700
Total liabilities and stockholders' equity (deficit)	$577,843,172	797,479

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Operations

(Unaudited)

Three Months Ended
March 31, 2021
General, administrative and formation costs	$(731,088)
Loss from operations	(731,088)

Other Income/(Expense)
Interest income on marketable securities held in Trust Account	10,083
Realized and unrealized gains (losses) on financial instruments, net	(45,185,888)
Total other income/(expense)	(45,175,805)

Net loss	$(45,906,893)

Basic and diluted net income per Series A common stock (note 2)	$0.00
Basic and diluted net income (loss) per Series F common stock (note 2)	$(3.31)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Cash Flows

(Unaudited)

Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(45,906,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized gains (losses) on financial instruments, net	45,185,888
Changes in current assets and current liabilities:
Prepaid assets	(1,346,454)
Accounts payable	550,368
Net cash used in operating activities	(1,517,091)

Cash Flows from Investing Activities:
Investment of cash into trust account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	575,000,000
Proceeds from private placement	15,000,000
Payments of offering costs	(11,831,708)
Payments on Sponsor loans, net	(154,483)
Net cash provided by financing activities	578,013,809

Net Change in Cash	1,496,718
Cash — Beginning	—
Cash — Ending	$1,496,718

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Stockholders’ Equity (Deficit)

(Unaudited)

Three Months Ended March 31, 2021

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(45,906,893)	(45,906,893)
Measurement adjustment on redeemable common stock	—	—	—	(50,658,382)	(50,658,382)
Balance as of March 31, 2021 (Unaudited)	$—	1,438	23,562	(96,566,575)	(96,541,575)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1)   Basis of Presentation

Organization and General

Liberty Media Acquisition Corporation (the "Company") is a blank check company incorporated in Delaware on November 6, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar initial business combination with one or more businesses. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

On January 21, 2021, the Company filed a restated certificate of incorporation to increase its authorized shares of Series A common stock from 2 billion shares to 3 billion shares and Series B Common Stock from 300 million shares to 1 billion shares. The Company’s authorized Series C Common Stock remains at 5 billion shares; Series F Common stock remains at 200 million shares and Preferred Stock remains at 50 million shares.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from inception through March 31, 2021 relates to the Company's formation and the initial public offering ("IPO"), which is described below, and from the IPO date relates to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the IPO date. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s IPO was declared effective on January 21, 2021 (the "Effective Date"). On January 26, 2021, the Company consummated the IPO of 57,500,000 units, each consisting of one share of Series A common stock of the Company and one-fifth of one redeemable warrant of the Company (the “Units,” with respect to the shares of Series A common stock included in the Units being offered, the “Public Shares”, and with respect to the warrants, the “Public Warrants”), at $10.00 per Unit, including the underwriter exercising their full over-allotment option, generating gross proceeds of $575,000,000 which were placed in a trust account (the “Trust Account”). Each whole Public Warrant entitles the holder to purchase one share of Series A Common Stock at a price of $11.50 per share. Substantially concurrent with the closing of the IPO, the Company consummated the sale of 10,000,000 warrants (the "Private Placement Warrants") to its Sponsor (as defined below), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial business combination.

The Company’s initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into an initial business combination. However, the Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an initial business combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. Except as required by Delaware Law or stock exchange rule, the decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption have been recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of an initial business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial business combination.

The Company will have until January 26, 2023 to consummate an initial business combination (the "Combination Period"). However, if the Company is unable to complete an initial business combination within the Combination Period or 27 months from the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by January 26, 2023 (an “agreement in principle event”), the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the Registration Statement filed on January 25, 2021 with the Securities and Exchange Commission, and then seek to dissolve and liquidate.

The Company’s sponsor, Liberty Media Acquisition Sponsor, LLC (the “Sponsor”), and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in note 4), Private Placement Warrants and Public Shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $1,496,718 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in an initial business combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor under the Note (as defined in note 4) in an aggregate amount of $169,933 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $1,496,718 outside of the Trust Account as of March 31, 2021, and Working Capital Loans (as defined in note 4) will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed interim financial statements, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor and/or third parties. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 25, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2021. Since the Company was formed on November 6, 2020, these financial statements do not include comparative statements. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were substantially held in marketable securities and invested in U.S. government securities, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (1) the consummation of the initial business combination; (2) the redemption of any Series A Common Stock properly submitted in connection with a stockholder vote to amend the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company's obligation to allow redemptions in connection with the initial business combination or to redeem 100% of its Series A Common Stock if the Company does not complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Series A Common Stock if it is unable to complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred), subject to applicable law. During the three months ended March 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Series A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 57,500,000 shares of Series A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase an aggregate 21.5 million shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The Company applies the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted, for Series A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of income taxes, by the weighted average number of Series A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Series F non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Series A redeemable common stock, by the weighted average number of Series F non-redeemable common stock outstanding for the period.

Below is a reconciliation of the net loss per common share:

For the
three months
ended
March 31,
2021
Redeemable Series A Common Stock
Numerator: Earnings allocable to Redeemable Series A Common Stock
Interest income on marketable securities held in Trust Account	$10,083
Net earnings	$10,083
Denominator: Weighted average Redeemable Series A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Series A Common Stock	57,500,000
Basic and diluted net earnings per share, Redeemable Series A Common Stock	$0.00

Non-Redeemable Series F Common Stock
Numerator: Net loss minus net earnings
Net loss	($ 45,906,893)
Net earnings attributable to Redeemable Series A Common Stock	(10,083)
Non-redeemable net loss	$(45,916,976)
Denominator: Weighted average Non-Redeemable Series F Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Series F Common Stock	13,854,167
Basic and diluted net loss per share, Non-Redeemable Series F Common Stock	$(3.31)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The offering costs were allocated between temporary equity and the Public Warrants in a proportional manner to how the original IPO proceeds of $575,000,000 were allocated between temporary equity and the Public Warrants. Accordingly, as of the IPO date, offering costs of $31,673,299 have been allocated to temporary equity and $1,080,888 have been allocated to the Public Warrants (consisting of $11,500,000 of underwriting discount, $20,125,000 of deferred underwriting discount, and $1,129,187 of other offering costs).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$575,010,083
Public Warrants	1	$34,730,000
Forward Purchase Warrants	1	$6,850,000
Private Placement Warrants	2	$36,500,000

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Private Placement Warrants is reported in the foregoing table as Level 2 fair value. The fair value of the Private Placement Warrants were derived from a Black-Scholes option pricing model using observable market data as the significant inputs.  The assumptions under the model include the underlying stock price, strike price, risk-free interest rate, estimated volatility, and the expected term. Expected stock price volatility is based on a combination of implied and historical volatility of a group of comparable publicly traded companies. The fair value of the underlying shares is the published closing market price on the Nasdaq Capital Market as of each reporting date, as adjusted for significant results, as necessary. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants. The fair value of the Public Warrants was determined using the close price as of the reporting date.

The fair value of the Private Placement Warrants was estimated at March 31, 2021 using the following assumptions:

Private Placement Warrants
Estimated dividend yield	0.00%
Expected volatility	44%
Risk-free interest rate	1.54%
Expected term (years)	5

The Public Warrants and the Forward Purchase Warrants (defined and described in note 4) were originally valued using a Monte-Carlo simulation model using observable market data as significant inputs and were previously considered a Level 2 fair value at the IPO date, however as of March 31, 2021, the value of the Public Warrants and Forward Purchase Warrants is based on quoted market prices considered to be traded on “active markets” and accordingly are now reported in the foregoing table as Level 1 fair value.

The Company recognized an unrealized loss of $45 million for the period ended March 31, 2021 related to the Private Placement Warrants, Forward Purchase Warrants and Public Warrants.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company currently has a full valuation for tax losses incurred from inception to March 31, 2021.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Public Warrants

Although initially issued as a Unit, the Series A common stock and Public Warrants became separately tradeable on March 15, 2021.   Therefore, the Public Warrants are legally detachable and separately exercisable from the Series A common stock issued as part of the Units and meet the definition of a freestanding financial instrument. The Public Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the related warrant agreement. The Company will measure the Public Warrants at fair value on a recurring basis with changes in fair value recognized in the condensed statement of operations in the realized and unrealized gains (losses) on financial instruments, net line item.

Private Placement Warrants

The Private Placement Warrants are nearly identical to that of the Public Warrants with the primary difference being that the Private Placement Warrants are not redeemable by the Company.  The Private Placement Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the warrant agreement.  The Company will measure the Private Placement Warrants at fair value on a recurring basis with changes in fair value recognized in condensed statement of operations in the realized and unrealized gains (losses) on financial instruments, net line item.

Forward Purchase Warrants

The Forward Purchase Warrants are similar to Public Warrants in all respects. The Forward Purchase Warrants will be issued pursuant to the Forward Purchase Agreement in which the Company will sell 25,000,000 shares of Series B common stock and 5,000,000 Forward Purchase Warrants to acquire shares of Series A common stock for aggregate proceeds of $250,000,000 contemporaneously with the completion of an initial business combination.  The Forward Purchase Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the warrant agreement.  At the IPO date, we have determined that $9,250,000 of the future proceeds of $250,000,000 will be paid by the Sponsor to acquire the Forward Purchase Warrants.  The Company will measure the Forward Purchase Warrants at fair value on a recurring basis with changes in fair value recognized in condensed statement of operations in the realized and unrealized gains (losses) on financial instruments, net line item.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

(3)   Restatement of Previously Issued Financial Statement

The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants issued in connection with its IPO as components of equity instead of as derivative liabilities. The warrant agreement governing the various warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of common stock, all holders of the warrants may be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the preparation of the Company’s financial statements for the period ended March 31, 2021, the Company’s management further evaluated the warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity. This guidance addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on the Company’s evaluation, it was concluded that the Company’s Public Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the Company concluded the tender offer provision included in the Private Placement warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued balance sheet as of January 26, 2021. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value in the Company’s statement of operations.

The Company’s equity accounts (common stock subject to possible redemption, common stock, additional paid-in capital, and retained) earnings were adjusted.  The reasons for the change in these accounts is the direct result of reconsideration of (1) the warrant accounting and the resulting allocation of the $575,000,000 in IPO proceeds, (2) the allocation of the issuance costs, and (3) the common stock subject to redemption.

Upon concluding that the Public Warrants should be accounted for as derivative liabilities, the Company was required to allocate a portion of the IPO proceeds to the Public Warrants and Series A common stock as described in the offering costs accounting policy in note 2 based on their IPO date fair value.  This allocation reduced the initial carrying value of the Public Warrants and the Series A common stock, which resulted in a change to additional paid-in capital since both instruments are classified outside of permanent equity.

The Company previously determined the common stock subject to redemption to be equal to the redemption value of approximately $10 per share of Series A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, which resulted in 55,224,837 shares of Series A common stock being recorded in temporary equity at an amount of $552,248,370.  In connection with the preparation of the Company’s financial statements for the period ended March 31, 2021, the Company further evaluated the maximum redemption value in conjunction with the Forward Purchase Agreement that will close substantially concurrent with an initial business combination, which would result in an additional $250,000,000 in net tangible assets.  Upon considering the impact of the Forward Purchase Agreement, the Company concluded that the redemption value should include all shares of Series A common stock resulting in the common stock subject to possible redemption being equal to $575,000,000.  This resulted in a measurement adjustment to the initial carrying value of the Series A common stock subject to redemption with the offset recorded to retained earnings.

The impact of the restatements, described above, on the Company’s audited balance sheet as of January 26, 2021 is reflected in the following table:

Balance Sheet as of January 26, 2021 (audited)	As previously reported	Adjustments	As restated
Public Warrants	$—	$18,975,000	$18,975,000
Private Placement Warrants	—	17,500,000	17,500,000
Common stock subject to possible redemption	552,248,370	22,751,630	575,000,000
Common stock	228	(228)	—
Additional paid-in capital	5,020,778	(4,997,215)	23,563
Accumulated deficit	(22,443)	(54,229,187)	(54,251,630)

(4)   Related Party Transactions

Founder Shares

On November 6, 2020, the Sponsor purchased 17,250,000 shares of the Company’s Series F common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On November 18, 2020, the Sponsor contributed an aggregate of 2,875,000 Founder Shares to the Company’s capital for no consideration resulting in the Sponsor holding an aggregate of 14,375,000 Founder Shares, including 1,875,000 Founder Shares that were subject to forfeiture for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On January 26, 2021, the underwriter exercised the full over-allotment option and therefore the 1,875,000 Founder Shares are no longer subject to forfeiture.

Private Placement Warrants

Substantially concurrent with the closing of the IPO, the Sponsor purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $1.50 per warrant ($15,000,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one share of Series A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) under which the Sponsor (the “Forward Purchaser’’) obtained the right to acquire 25,000,000 forward purchase units (each, a “Forward Purchase Unit’’) for $250,000,000, in the aggregate, in connection with the Company's initial business combination. Each Forward Purchase Unit will consist of one share of Series B common stock (the “Forward Purchase Shares”), and one-fifth of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), at a purchase price of $10.00 per Forward Purchase Unit, and will be sold in a private placement that will close substantially concurrent with the closing of the Company’s initial business combination. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the units issued in the IPO.

In addition, the Forward Purchaser has reserved the right to provide incremental funding to the Company in connection with the Company’s initial business combination by purchasing additional shares of Series B common stock at a purchase price of $10.00 per share, which shares would be sold in a private placement substantially concurrent with the closing of the initial business combination.

An investor rights agreement whose terms are incorporated in the Forward Purchase Agreement also provides that the Sponsor is entitled to registration rights with respect to the Forward Purchase Warrants and the shares of common stock issuable upon exercise of the Forward Purchase Warrants or upon conversion of the Series B common stock. In addition, the investor rights agreement provides that upon certain issuances of equity securities by the Company (other than issuances due to the exercise of warrants) (each such issuance, a “Triggering Event”), the Sponsor has certain contractual preemptive rights which are intended to allow the Sponsor to maintain its percentage ownership interest in the Company’s common stock and voting stock.

Services Agreement and Facilities Sharing Agreement

The Company entered into agreements that require the Company to pay Liberty Media Corporation (“LMC”) a total of $91,666 per month for office space, administrative and support services. In addition, each independent director will receive annual cash compensation of $75,000. The Sponsor, officers and directors of the Company, and LMC and its subsidiaries will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations.

Promissory Note and Related Party Loans

On November 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the IPO. On January 26, 2021, the outstanding balance on the note of $169,933 was fully repaid.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans as of March 31, 2021. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, no working capital loans have been issued, but on April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor.

(5)   Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Forward Purchase Shares, Forward Purchase Warrants, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Series A common stock issuable upon the exercise of the Forward Purchase Warrants, Private Placement Warrants or warrants issued upon the conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights with respect to the Private Placement Warrants, Forward Purchase Warrants, warrants issued upon conversion of Working Capital Loans, if any, warrants purchased by them in the open market, and shares of Series A common stock purchased by them in the open market or issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with our initial business combination (if any), (4) exercise of the Forward Purchase Warrants, and (5) exercise of warrants issued upon conversion of Working Capital Loans, if any, pursuant to an investor rights agreement entered into at the closing of the IPO requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands in any 12-month period, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The holders will also have registration rights in connection with certain hedging and financing transactions that they may enter into with respect to these securities. However, the investor rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Following the consummation of the initial business combination, the Sponsor will have certain rights to maintain its proportionate interest in the Company’s common stock or voting stock by purchasing additional shares as a result of certain issuances by the Company. Upon certain events, our Sponsor will have the right to purchase such equity securities issuable in connection with the events which will, when added to the issued and outstanding common shares beneficially owned by LMC and its wholly owned subsidiaries immediately prior to the events, result in the Company's sponsor and LMC and its permitted transferees maintaining their percentage ownership of the Company's outstanding voting stock in the case of issuances of voting stock and other securities convertible, exercisable or exchangeable for voting stock, and maintaining their percentage ownership of the Company's outstanding common stock in the case of issuances of nonvoting stock or other securities convertible, exercisable or exchangeable for nonvoting stock. Such right will not be applicable to the issuance of shares upon the exercise of Public Warrants or Private Placement Warrants which are outstanding prior to or issued in connection with the Company’s initial business combination.

Underwriting Agreement

On January 26, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $20,125,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

(6)   Stockholder’s Equity

Preferred Stock—The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there was no preferred stock issued or outstanding.

Series A Common Stock—The Company is authorized to issue a total of 3,000,000,000 shares of Series A common stock at par value of $0.0001 each. As of March 31, 2021, there were 57,500,000 shares of Series A common stock outstanding, all of which were subject to possible redemption.

Series B Common Stock—The Company is authorized to issue a total of 1,000,000,000 shares of Series B common stock at par value of $0.0001 each. As of March 31, 2021, there was no shares of Series B common stock issued or outstanding.

Series C Common Stock—The Company is authorized to issue a total of 5,000,000,000 shares of Series C common stock at par value of $0.0001 each. As of March 31, 2021, there was no shares of Series C common stock issued or outstanding.

Series F Common Stock—The Company is authorized to issue a total of 200,000,000 shares of Series F common stock at par value of $0.0001 each. As of March 31, 2021, there were 14,375,000 shares of Series F common stock issued and outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination and (b) 12 months from the consummation of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Series A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the consummation of its initial business combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of Series A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the consummation of the Company’s initial business combination and to maintain a current prospectus relating to those shares of Series A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Series A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Series A common stock or equity-linked securities, excluding Forward Purchase Units, for capital raising purposes in connection with the consummation of the initial business combination at an issue price or effective issue price of less than $9.20 per share of Series A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or LMC and its subsidiaries, without taking into account any Founder Shares held by the Sponsor or LMC and its subsidiaries, as applicable) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances, excluding the Forward Purchase Units, represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Series A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per share of Series A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Series A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Series A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Series A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Series A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Series A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Series A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on our stockholders of issuing the maximum number of shares of Series A common stock issuable upon the exercise of our warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Series A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Series A common stock underlying the warrants, multiplied by the excess of the “fair market value” of the Series A common stock (defined below) over the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of shares of Series A common stock underlying the warrants.

Redemption of warrants when the price per share of Series A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Series A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of Series A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of our Series A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Series A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of our Series A common stock for the above purpose shall mean the volume weighted average price of our Series A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Series A common stock per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an initial business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding completing an initial business combination, the consequences of not completing an initial business combination, the release of funds held in the Trust Account (as defined below), the availability of working capital and borrowing capacity, the use of funds outside the Trust Account, the payment of deferred underwriting commissions to the underwriters of our IPO (as defined below), the payment of fees in connection with our services agreement and facilities sharing agreement to Liberty Media Corporation (“LMC”), the impact of accounting standards on our financial statements, fluctuations in interest rates and foreign exchange rates, and our obligations under the forward purchase agreement we entered into in connection with our IPO. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our being a newly incorporated company with no operating history and no revenue;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to LMC, our Sponsor (as defined below) and other entities in which members of our management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination including from our Sponsor, LMC or other third parties;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential initial business combination opportunities;
●	the voting structure of our common stock, including any potential adverse effect on our ability to complete an initial business combination timely or cost effectively, and, following our initial business combination, our status as a controlled company and the ability of our Sponsor and LMC to exercise control over our policies and operations, each as a result of the high vote feature of our Series B common stock;
●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the trust account balance;
●	the Trust Account not being subject to claims of third parties;
●	the classification of our warrants as liabilities; and
●	our financial performance following our IPO.

For additional risk factors, please see our final prospectus for our IPO filed with the Securities and Exchange Commission on January 25, 2021 and Part II Item 1A. of this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty Media Acquisition Corporation as “LMAC,”  the “Company,” “us,” “we” and “our” unless the context otherwise requires. We are a blank check company incorporated in Delaware on November 6, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar initial business combination with one or more businesses. Our sponsor is Liberty Media Acquisition Sponsor, LLC, a Delaware limited liability company (“Sponsor”).

On November 6, 2020, the Sponsor purchased 17,250,000 shares of the Company’s Series F common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On November 18, 2020, the Sponsor contributed an aggregate of 2,875,000 Founder Shares to the Company’s capital for no consideration resulting in the Sponsor holding an aggregate of 14,375,000 Founder Shares, including 1,875,000 Founder Shares that were subject to forfeiture for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On January 26, 2021, the underwriter exercised the full over-allotment option and therefore the 1,875,000 Founder Shares are no longer subject to forfeiture. The fair value of the founder shares at the IPO date were determined to be approximately $139 million based on the value of the Series A common stock that was issued on the same day as a proxy for value.  The value of these shares will not ultimately be realized until an initial business combination is completed.

The registration statement for our initial public offering (“IPO”) became effective on January 21, 2021. On January 26, 2021, we consummated the IPO of 57,500,000 units (the “Units”), including 7,500,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Series A common stock of the Company, par value $0.0001 per share (“Series A Common Stock”), and one-fifth of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Series A Common Stock for $11.50 per share, subject to adjustment, following the later of 30 days after the consummation of the initial business combination and 12 months from the closing of the IPO. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $575,000,000.

Substantially concurrent with the closing of the IPO, the Company completed the private placement of 10,000,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant, to our Sponsor, generating gross proceeds to the Company of $15,000,000 (the “Private Placement”). The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the Series A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the consummation of the initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Series A Common Stock issuable upon exercise of these warrants) are entitled to registration rights.

A total of $575,000,000, comprised of proceeds from the IPO and the issuance of the Private Placement Warrants, including $20,125,000 of the underwriters’ deferred discount, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the consummation of the initial business combination; (2) the redemption of any Series A Common Stock properly submitted in connection with a stockholder vote to amend the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company's obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of its Series A Common Stock if the Company does not complete its initial business combination within 24 months from the closing of the IPO (or 27 months from the closing of the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO, which we refer to as an “agreement in principle event”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Series A Common Stock if it is unable to complete its initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred), subject to applicable law.

Our Sponsor, executive officers and directors have agreed that we only have 24 months from the closing of the IPO to complete an initial business combination (or 27 months if an agreement in principle event has occurred). If we have not completed an initial business combination within such 24-month period (or 27 months if an agreement in principle event has occurred) or during any extended time that we have to consummate an initial business combination beyond 24 months (or 27 months if an agreement in principle event has occurred) as a result of a stockholder vote to amend our Amended and Restated Certificate of Incorporation, we will: (1) cease all operations except for the purposes of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Series A Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding shares of Series A Common Stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within such 24-month period (or 27 months if an agreement in principle event has occurred).

Results of Operations

Our entire activity from November 6, 2020 (inception) through March 31, 2021 was in preparation for an IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenue until the closing and consummation of an initial business combination.

For the three months ended March 31, 2021, we had a net loss of $45,906,893, which consisted of $45,185,888 of unrealized losses on financial instruments, net, and $731,088 of general and administrative expenses, offset slightly by $10,083 of interest earned on the cash and marketable securities held in the Trust Account.  Changes in the fair value of warrants recognized in the condensed statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the warrants.

Liquidity and Capital Resources

As of March 31, 2021, we had $1,496,718 in cash (excluding funds held in the Trust Account) which, along with other assets, resulted in a working capital surplus of $1,094,970.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of founder shares to our Sponsor, and loan proceeds from our Sponsor of $169,933 under a promissory note we entered into with our Sponsor (the “Note”). We repaid the Note in full on January 26, 2021. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement. See “Overview” for additional information regarding the IPO, Private Placement and Trust Account. Additionally, on April 15, 2021, the Company entered into a working capital loan with the Sponsor (see note 4 to the accompanying notes to the condensed financial statements for further discussion of Working Capital Loans).

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of the initial business combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, payments under the shared services and facilities sharing arrangements, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

We do not have any long-term debt obligations, finance lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

On January 26, 2021, we entered into a services agreement and facilities sharing agreement pursuant to which we will pay LMC and certain of its subsidiaries a total of $91,666 per month for office space, administrative and support services.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($11,500,000) was paid at the closing of the IPO and 3.5% ($20,125,000) was deferred. The deferred underwriting discount will be paid to the underwriters upon the consummation of the initial business combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The Public Warrants and Forward Purchase Warrants at the IPO date where no observable traded price was available were valued using a Monte Carlo simulation. For periods subsequent to when the Public Warrants traded separately from the Units, the Public Warrant quoted market price was used as the fair value Public Warrants and Forward Purchase Warrants.  The fair value of the Private Placement Warrants is determined using a Black-Scholes option pricing model using observable market data as the significant inputs (volatility, risk free rate and dividend yield).

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

We are in the process of evaluating the benefits of relying on the reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2021 because of a material weakness in our internal control over financial reporting related to the reclassification of the Company’s warrants and other accounting matters which resulted in the restatement of our audited opening balance sheet as of January 26, 2021, as discussed in more detail below and in footnote 3 of the accompanying condensed financial statements (the “Restatement Footnote”). Management has continued to monitor the remediation of the material weakness, as described below.

Changes in Internal Control Over Financial Reporting

Other than execution of the material weakness remediation activities described below, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Due to the events that led to the restatement of our audited opening balance sheet as reported in our Form 8-K as of January 26, 2021, management has identified a material weakness in our internal controls related to the accounting for warrants issued in connection with our IPO and other related accounting matters, as described in the Restatement Footnote.

Prior to our IPO, accounting services were provided to our company by a third party with expertise in the unique accounting issues presented by special purpose acquisition companies. In connection with our IPO, we entered into a shared services arrangement with LMC. Following the IPO, we transitioned the accounting services to the resources available to us under the shared services arrangement, which includes the experience and expertise of LMC personnel in evaluating complex accounting issues.  Utilizing these resources, we reviewed accounting literature, research and guidance and made conclusions regarding these complex accounting issues as described in the Restatement Footnote.  While the Company believes the foregoing efforts have effectively remediated the material weakness, because the reliability of internal control processes requires repeatable execution, the successful on-going remediation of this material weakness will require ongoing review and evidence of effectiveness.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the Securities and Exchange Commission on January 25, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO, except as described below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public warrants, private placement warrants and forward purchase warrants, and determined to classify the warrants as derivative liabilities.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to our various warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings (loss) in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following issuance of the SEC Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of January 26, 2021 to account for the warrants as liabilities measured at fair value, rather than equity securities (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.”  As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In November 2020, our Sponsor purchased an aggregate of 17,250,000 shares of Series F common stock of the Company, par value $0.0001 (“Founder Shares”), for an aggregate offering price of $25,000. In November 2020, our Sponsor contributed an aggregate of 2,875,000 Founder Shares to our capital for no consideration, resulting in our Sponsor holding an aggregate of 14,375,000 Founder Shares, with an effective purchase price of approximately $0.0017 per share. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

In addition, our Sponsor has purchased, pursuant to a written agreement, 10,000,000 Private Placement Warrants at $1.50 per warrant (for an aggregate purchase price of $15,000,000). This purchase took place on a private placement basis substantially concurrent with the completion of our IPO. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Prior to our IPO, we entered into a forward purchase agreement pursuant to which our Sponsor agreed to acquire units (the “Forward Purchase Units”) for $250,000,000, in the aggregate, in connection with the initial business combination. Each Forward Purchase Unit will consist of one share of Series B common stock of the Company, par value $0.0001, and one-fifth of one warrant to purchase one share of Series A Common Stock (each, a “Forward Purchase Warrant”), at a purchase price of $10.00 per Forward Purchase Unit, and will be sold in a private placement that will close substantially concurrent with the consummation of the initial business combination. The terms of the Forward Purchase Warrants will generally be identical to the terms of the redeemable warrants included in the units issued in the IPO. Additionally, we agreed in the forward purchase agreement to sell additional shares of Series B common stock to our Sponsor, at its option, at a price of $10.00 per share in connection with the consummation of the initial business combination.

No underwriting discounts or commissions were paid with respect to such sales.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021 (File No. 001-39920) (the “Closing 8-K”)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Closing 8-K).

4.1	Warrant Agreement, dated January 21, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Closing 8-K).

10.1

Letter Agreement, dated January 21, 2021, among the Company, Liberty Media Acquisition Sponsor LLC and the Company’s executive officers and directors (incorporated by reference to Exhibit 10.1 to the Closing 8-K).

10.2	Investment Management Trust Agreement, dated January 21, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Closing 8-K).

10.3	Investor Rights Agreement, dated January 21, 2021, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Closing 8-K).

10.4	Sponsor Warrants Purchase Agreement, dated January 21, 2021, between the Company and Liberty Media Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Closing 8-K).

10.5	Services Agreement, dated January 21, 2021, between the Company and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Closing 8-K).

10.6	Facilities Sharing Agreement, dated January 21, 2021, among the Company, Liberty Property Holdings, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.6 to the Closing 8-K).

10.7	Forward Purchase Agreement, dated January 21, 2021, between the Company and Liberty Media Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.7 to the Closing 8-K).

10.8

Form of Indemnity Agreement between the Registrant and its executive officers and directors (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed on January 13, 2021 (File No. 333-250188)).

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA ACQUISITION CORPORATION

Date: May 17, 2021	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
President and Chief Executive Officer

Date: May 17, 2021	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer