Form 10-Q
period 2021-06-30
Liberty Media Acquisition Corp
filed 2021-07-16
CIK 1831992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

The number of outstanding shares of Liberty Media Acquisition Corporation common stock as of June 30, 2021 was:

	Series A	Series F
Liberty Media Acquisition Corporation common stock	57,500,000	14,375,000

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

	June 30,
	2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash	$557,211	—
Prepaid expenses	734,774	—
Deferred offering costs associated with IPO	—	797,479
Total current assets	1,291,985	797,479
Cash and marketable securities held in Trust Account	575,024,421	—
Prepaid expenses and other assets	396,596	—
Total assets	576,713,002	797,479

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	228,371	619,296
Sponsor loans (note 4)	500,000	154,483
Total current liabilities	728,371	773,779
Public Warrants (notes 2 and 3)	25,204,550	—
Forward Purchase Warrants (notes 2, 3 and 4)	2,708,500	—
Private Placement Warrants (notes 2, 3 and 4)	22,754,000	—
Deferred offering costs	20,125,000	—
Total liabilities	71,520,421	773,779

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,024,421	—

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 57,500,000 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(69,856,840)	(1,300)
Total stockholders’ equity (deficit)	(69,831,840)	23,700
Total liabilities and stockholders' equity (deficit)	$576,713,002	797,479

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Operations

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
General, administrative and formation costs	$(703,215)	(1,434,303)
Loss from operations	(703,215)	(1,434,303)

Other income/(expense)
Interest income on marketable securities held in Trust Account	14,338	24,421
Realized and unrealized gains (losses) on financial instruments, net	27,412,950	(17,772,938)
Total other income/(expense)	27,427,288	(17,748,517)

Net earnings (loss)	$26,724,073	(19,182,820)

Basic and diluted net income per Series A common stock (note 2)	$0.00	0.00
Basic and diluted net income (loss) per Series F common stock (note 2)	$1.86	(1.36)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Cash Flows

(Unaudited)

Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(19,182,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized gains (losses) on financial instruments, net	17,772,938
Changes in current assets and current liabilities:
Prepaid assets	(1,155,791)
Accounts payable	(390,925)
Net cash used in operating activities	(2,956,598)

Cash Flows from Investing Activities:
Investment of cash into trust account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	575,000,000
Proceeds from private placement	15,000,000
Payments of offering costs	(11,831,708)
Borrowings (payments) on Sponsor loans, net	345,517
Net cash provided by financing activities	578,513,809

Net Change in Cash	557,211
Cash — Beginning	—
Cash — Ending	$557,211

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(19,182,820)	(19,182,820)
Measurement adjustment on redeemable common stock	—	—	—	(50,672,720)	(50,672,720)
Balance as of June 30, 2021	$—	1,438	23,562	(69,856,840)	(69,831,840)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2021	$—	1,438	23,562	(96,566,575)	(96,541,575)
Net earnings (loss)	—	—	—	26,724,073	26,724,073
Measurement adjustment on redeemable common stock	—	—	—	(14,338)	(14,338)
Balance as of June 30, 2021	$—	1,438	23,562	(69,856,840)	(69,831,840)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from inception through June 30, 2021 relates to the Company's formation and the initial public offering ("IPO"), which is described below, and from the IPO date relates to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the IPO date. The Company has selected December 31 as its fiscal year end.

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

The Company will have until January 26, 2023 to consummate an initial business combination (the "Combination Period"). However, if the Company is unable to complete an initial business combination within the Combination Period or 27 months from the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by January 26, 2023 (an “agreement in principle event”), the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the prospectus filed on January 25, 2021 with the Securities and Exchange Commission, and then seek to dissolve and liquidate.

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $557,211 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in an initial business combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor under the Note (as defined in note 4) in an aggregate amount of $169,933 and the remaining net proceeds from the IPO, the sale of Private Placement Warrants, and borrowings under the Working Capital Loan with the Sponsor (as defined in note 4).

The Company anticipates that the $557,211 outside of the Trust Account as of June 30, 2021, and Working Capital Loans (as defined in note 4) will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed interim financial statements, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 25, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2021. Since the Company was formed on November 6, 2020, these financial statements do not include comparative statements. The interim results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were substantially held in marketable securities and invested in U.S. government securities, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (1) the consummation of the initial business combination; (2) the redemption of any Series A Common Stock properly submitted in connection with a stockholder vote to amend the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company's obligation to allow redemptions in connection with the initial business combination or to redeem 100% of its Series A Common Stock if the Company does not complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Series A Common Stock if it is unable to complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred), subject to applicable law. During the three and six months ended June 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Series A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 57,500,000 shares of Series A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

Below is a reconciliation of the net earnings (loss) per common share:

	For the	For the
	three months	six months
	ended	ended
	June 30,	June 30,
	2021	2021
Redeemable Series A Common Stock
Numerator: Earnings (losses) allocable to Redeemable Series A Common Stock
Interest income on marketable securities held in Trust Account	$14,338	24,421
Net earnings (loss)	$14,338	24,421
Denominator: Weighted average Redeemable Series A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Series A Common Stock	57,500,000	57,500,000
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$0.00	0.00

Non-Redeemable Series F Common Stock
Numerator:
Net earnings (loss)	26,724,073	(19,182,820)
Net earnings (loss) attributable to Redeemable Series A Common Stock	(14,338)	(24,421)
Non-redeemable net earnings (loss)	$26,709,735	(19,207,241)
Denominator: Weighted average Non-Redeemable Series F Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Series F Common Stock	14,375,000	14,116,022
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$1.86	(1.36)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$575,024,421
Public Warrants	1	$25,204,550
Forward Purchase Warrants	1	$2,708,500
Private Placement Warrants	2	$22,754,000

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

The fair value of the Private Placement Warrants was estimated at June 30, 2021 using the following assumptions:

Private Placement Warrants
Estimated dividend yield	0.00%
Expected volatility	28%
Risk-free interest rate	1.41%
Expected term (years)	5

The Public Warrants and the Forward Purchase Warrants (defined and described in note 4) were originally valued using a Monte-Carlo simulation model using observable market data as significant inputs and were previously considered a Level 2 fair value at the IPO date, however as of June 30, 2021, the value of the Public Warrants and Forward Purchase Warrants is based on quoted market prices considered to be traded on “active markets” and accordingly are now reported in the foregoing table as Level 1 fair value.

The Company recognized an unrealized gain of $27 million and an unrealized loss of $18 million for the three and six months ended June 30, 2021, respectively, related to the Private Placement Warrants, Forward Purchase Warrants and Public Warrants.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company currently has a full valuation for tax losses incurred from inception to June 30, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Forward Purchase Warrants

The Forward Purchase Warrants are similar to Public Warrants in all respects. The Forward Purchase Warrants will be issued pursuant to the Forward Purchase Agreement in which the Company will sell 25,000,000 shares of Series B common stock and 5,000,000 Forward Purchase Warrants to acquire shares of Series A common stock for aggregate proceeds of $250,000,000 contemporaneously with the completion of an initial business combination.  The Forward Purchase Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the warrant agreement.  At the IPO date, we have determined that $8,250,000 of the future proceeds of $250,000,000 will be paid by the Sponsor to acquire the Forward Purchase Warrants.  The Company will measure the Forward Purchase Warrants at fair value on a recurring basis with changes in fair value recognized in condensed statement of operations in the realized and unrealized gains (losses) on financial instruments, net line item.

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

The impact of the restatements, described above, on the Company’s audited balance sheet as of January 26, 2021 is reflected in the following table:

Balance Sheet as of January 26, 2021 (audited)	As previously reported	Adjustments	As restated
Public Warrants	$—	18,975,000	18,975,000
Private Placement Warrants	$—	17,500,000	17,500,000
Common stock subject to possible redemption	$552,248,370	22,751,630	575,000,000
Series A common stock	$228	(228)	—
Additional paid-in capital	$5,020,778	(4,997,215)	23,563
Accumulated deficit	$(22,443)	(54,229,187)	(54,251,630)

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor. As of June 30, 2021, the Company had borrowed $500,000 under the Working Capital Loan.

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

(6)   Stockholder’s Equity

Preferred Stock—The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there was no preferred stock issued or outstanding.

Series A Common Stock—The Company is authorized to issue a total of 3,000,000,000 shares of Series A common stock at par value of $0.0001 each. As of June 30, 2021, there were 57,500,000 shares of Series A common stock issued and outstanding, all of which were subject to possible redemption.

Series B Common Stock—The Company is authorized to issue a total of 1,000,000,000 shares of Series B common stock at par value of $0.0001 each. As of June 30, 2021, there were no shares of Series B common stock issued or outstanding.

Series C Common Stock—The Company is authorized to issue a total of 5,000,000,000 shares of Series C common stock at par value of $0.0001 each. As of June 30, 2021, there were no shares of Series C common stock issued or outstanding.

Series F Common Stock—The Company is authorized to issue a total of 200,000,000 shares of Series F common stock at par value of $0.0001 each. As of June 30, 2021, there were 14,375,000 shares of Series F common stock issued and outstanding.

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

For additional risk factors, please see our final prospectus for our IPO filed with the Securities and Exchange Commission on January 25, 2021 and Part II Item 1A. of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

From November 6, 2020 (inception) until our IPO on January 26, 2021, our entire activity was in preparation for our IPO, and, following our IPO through June 30, 2021, our entire activity has been limited to the search for a prospective initial business combination.

For the three and six months ended June 30, 2021, we had a net earnings of $26,724,073 and net loss of $19,182,820, respectively, which consisted of $27,412,950 of unrealized gains and $17,772,938 of unrealized losses on financial instruments, net, respectively, and $703,215 and $1,434,303 of general and administrative expenses, respectively, offset slightly by $14,338 and $24,421 of interest earned on the cash and marketable securities held in the Trust Account, respectively.  Changes in the fair value of warrants recognized in the condensed statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the warrants.

Liquidity and Capital Resources

As of June 30, 2021, we had $557,211 in cash (excluding funds held in the Trust Account) which, along with other assets, resulted in a working capital surplus of $563,614.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2021 because of a material weakness in our internal control over financial reporting related to the reclassification of the Company’s warrants and other accounting matters which resulted in the restatement of our audited opening balance sheet as of January 26, 2021, as discussed in more detail below and in footnote 3 of the accompanying condensed financial statements (the “Restatement Footnote”). Management has continued to monitor the remediation of the material weakness, as described below.

Changes in Internal Control Over Financial Reporting

Other than execution of the material weakness remediation activities described below, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith

** Furnished herewith

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA ACQUISITION CORPORATION

Date: July 15, 2021	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
President and Chief Executive Officer

Date: July 15, 2021	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-2