Form 10-Q
period 2021-09-30
Liberty Media Acquisition Corp
filed 2021-10-19
CIK 1831992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

The number of outstanding shares of Liberty Media Acquisition Corporation common stock as of September 30, 2021 was:

	Series A	Series F
Liberty Media Acquisition Corporation common stock	57,500,000	14,375,000

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

	September 30,
	2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash	$557,444	—
Prepaid expenses and other current assets	754,713	—
Deferred offering costs associated with IPO	—	797,479
Total current assets	1,312,157	797,479
Cash and marketable securities held in Trust Account	575,038,916	—
Prepaid expenses and other assets	222,849	—
Total assets	576,573,922	797,479

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	125,584	619,296
Sponsor loans (note 4)	635,285	154,483
Other current liabilities	316,176	—
Total current liabilities	1,077,045	773,779
Public Warrants (notes 2 and 3)	16,675,000	—
Forward Purchase Warrants (notes 2, 3 and 4)	—	—
Private Placement Warrants (notes 2, 3 and 4)	19,743,000	—
Deferred offering costs	20,125,000	—
Total liabilities	57,620,045	773,779

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,038,916	—

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 0 shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(56,110,039)	(1,300)
Total stockholders’ equity (deficit)	(56,085,039)	23,700
Total liabilities and stockholders' equity (deficit)	$576,573,922	797,479

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
General, administrative and formation costs	$(550,788)	(1,985,091)
Loss from operations	(550,788)	(1,985,091)

Other income/(expense)
Interest expense	(51,853)	(51,853)
Interest income on marketable securities held in Trust Account	14,495	38,916
Realized and unrealized gains (losses), net	14,349,442	(3,423,496)
Total other income/(expense)	14,312,084	(3,436,433)

Net earnings (loss)	$13,761,296	(5,421,524)

Basic and diluted net earnings (loss) per Series A common stock (note 2)	$0.19	(0.78)
Basic and diluted net earnings (loss) per Series F common stock (note 2)	$0.19	(0.78)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Cash Flows

(Unaudited)

Nine Months Ended
September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(5,421,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized (gains) losses, net	3,423,496
Non-cash interest expense	51,853
Changes in current assets and current liabilities:
Prepaid assets	(1,016,478)
Accounts payable	(493,712)
Net cash used in operating activities	(3,456,365)

Cash Flows from Investing Activities:
Investment of cash into trust account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	575,000,000
Proceeds from private placement	15,000,000
Payments of offering costs	(11,831,708)
Borrowings (payments) on Sponsor loans, net	845,517
Net cash provided by financing activities	579,013,809

Net Change in Cash	557,444
Cash — Beginning	—
Cash — Ending	$557,444

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(5,421,524)	(5,421,524)
Measurement adjustment on redeemable common stock	—	—	—	(50,687,215)	(50,687,215)
Balance as of September 30, 2021	$—	1,438	23,562	(56,110,039)	(56,085,039)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2021	$—	1,438	23,562	(69,856,840)	(69,831,840)
Net earnings (loss)	—	—	—	13,761,296	13,761,296
Measurement adjustment on redeemable common stock	—	—	—	(14,495)	(14,495)
Balance at September 30, 2021	$—	1,438	23,562	(56,110,039)	(56,085,039)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1)   Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from inception through September 30, 2021 relates to the Company's formation and the initial public offering ("IPO"), which is described below, and from the IPO date relates to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the IPO date. The Company has selected December 31 as its fiscal year end.

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

The Company’s initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of signing an agreement to enter into an initial business combination. However, the Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an initial business combination.

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

The shares of common stock subject to redemption have been recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of an initial business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial business combination.

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

Liquidity

As of September 30, 2021, the Company had cash outside the Trust Account of $557,444 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in an initial business combination or to redeem common stock. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor under the Note (as defined in note 4) in an aggregate amount of $169,933 and the remaining net proceeds from the IPO, the sale of Private Placement Warrants, and borrowings under the Working Capital Loan with the Sponsor (as defined in note 4).

The Company anticipates that the $557,444 outside of the Trust Account as of September 30, 2021, and the unused portion of the Working Capital Loans (as defined in note 4) will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed interim financial statements, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 25, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2021. Since the Company was formed on November 6, 2020, these financial statements do not include comparative statements. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were substantially held in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (1) the consummation of the initial business combination; (2) the redemption of any Series A Common Stock properly submitted in connection with a stockholder vote to amend the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company's obligation to allow redemptions in connection with the initial business combination or to redeem 100% of its Series A Common Stock if the Company does not complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Series A Common Stock if it is unable to complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred), subject to applicable law. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Series A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 57,500,000 shares of Series A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Earnings (Loss) per Share

The Company applies the two-class method in calculating earnings (loss) per share. The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase an aggregate 21.5 million shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net earnings (loss) per common share is the same as basic net earnings (loss) per common share for the periods presented. Basic and diluted net earnings (loss) attributable to shareholders is calculated by adding the adjustment to the Series A redeemable common stock that is recorded directly to retained earnings (deficit) from net earnings (loss). Net earnings (loss) attributable to shareholders is allocated to the Series A redeemable common stock and the Series F non-redeemable common stock on a weighted average shares outstanding pro rata basis.

Below is a reconciliation of the net earnings (loss) per common share:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2021	2021
Net earnings (loss)	$13,761,296	(5,421,524)
Adjustment to Redeemable Series A Common Stock	(14,495)	(50,687,215)
Net earnings (loss) attributable to shareholders	$13,746,801	(56,108,739)

Redeemable Series A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Series A Common Stock	$10,997,441	(44,994,479)
Denominator: Basic and diluted weighted average shares outstanding	57,500,000	57,500,000
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$0.19	(0.78)

Non-Redeemable Series F Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class F Common Stock	$2,749,360	(11,114,260)
Denominator: Basic and diluted weighted average shares outstanding	14,375,000	14,203,297
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$0.19	(0.78)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The offering costs were allocated between temporary equity and the Public Warrants in a proportional manner to how the original IPO proceeds of $575,000,000 were allocated between temporary equity and the Public Warrants. Accordingly, as of the IPO date, offering costs of $31,673,299 have been allocated to temporary equity and $1,080,888 have been allocated to the Public Warrants (consisting of $11,500,000 of underwriting discount, $20,125,000 of deferred underwriting discount, and $1,129,187 of other offering costs).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts presented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Marketable securities held in Trust Account	1	$575,038,916
Public Warrants	1	$16,675,000
Forward Purchase Warrants	1	$—
Private Placement Warrants	2	$19,743,000

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Private Placement Warrants is reported in the foregoing table as Level 2 fair value. The fair value of the Private Placement Warrants was derived from a Black-Scholes option pricing model using observable market data as the significant inputs.  The assumptions under the model include the underlying stock price, strike price, risk-free interest rate, estimated volatility, and the expected term. Expected stock price volatility is based on a combination of implied and historical volatility of a group of comparable publicly traded companies. The fair value of the underlying shares is the published closing market price on the Nasdaq Capital Market as of each reporting date, as adjusted for significant results, as necessary. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants. The fair value of the Public Warrants was determined using the close price as of the reporting date.

The fair value of the Private Placement Warrants was estimated at September 30, 2021 using the following assumptions:

Private Placement Warrants
Estimated dividend yield	0.00%
Expected volatility	25%
Risk-free interest rate	1.32%
Expected term (years)	5

The Public Warrants and the Forward Purchase Warrants (defined and described in note 4) were originally valued using a Monte-Carlo simulation model using observable market data as significant inputs and were previously considered a Level 2 fair value at the IPO date. However, as of September 30, 2021, the value of the Public Warrants and Forward Purchase Warrants is based on quoted market prices considered to be traded on “active markets” and accordingly are reported in the foregoing table as Level 1 fair value.

The Company recognized an unrealized gain of $14,349,442 and an unrealized loss of $3,423,496 for the three and nine months ended September 30, 2021, respectively, related to the Private Placement Warrants, Forward Purchase Warrants and Public Warrants.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company currently has a full valuation for tax losses incurred from inception to September 30, 2021.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Public Warrants

Although initially issued as a Unit, the Series A common stock and Public Warrants became separately tradeable on March 15, 2021.   Therefore, the Public Warrants are legally detachable and separately exercisable from the Series A common stock issued as part of the Units and meet the definition of a freestanding financial instrument. The Public Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the related warrant agreement. The Company will measure the Public Warrants at fair value on a recurring basis with changes in fair value recognized in the condensed statement of operations in the realized and unrealized gains (losses), net line item.

Private Placement Warrants

The Private Placement Warrants are nearly identical to that of the Public Warrants with the primary difference being that the Private Placement Warrants are not redeemable by the Company.  The Private Placement Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the warrant agreement.  The Company will measure the Private Placement Warrants at fair value on a recurring basis with changes in fair value recognized in condensed statement of operations in the realized and unrealized gains (losses), net line item.

Forward Purchase Warrants

The Forward Purchase Warrants are similar to Public Warrants in all respects. The Forward Purchase Warrants will be issued pursuant to the Forward Purchase Agreement in which the Company will sell 25,000,000 shares of Series B common stock and 5,000,000 Forward Purchase Warrants to acquire shares of Series A common stock for aggregate proceeds of $250,000,000 contemporaneously with the completion of an initial business combination.  The Forward Purchase Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the warrant agreement.  At the IPO date, we have determined that $8,250,000 of the future proceeds of $250,000,000 will be paid by the Sponsor to acquire the Forward Purchase Warrants.  The Company will measure the Forward Purchase Warrants at fair value on a recurring basis with changes in fair value recognized in condensed statement of operations in the realized and unrealized gains (losses), net line item.

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

In connection with the preparation of the Company’s financial statements for the period ended March 31, 2021, the Company’s management further evaluated the warrants under ASC 815-40 “Contracts in Entity’s Own Equity” (“ASC 815-40”). This guidance addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on the Company’s evaluation, it was concluded that the Company’s Public Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the Company concluded the tender offer provision included in the Private Placement warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC 815-40.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued balance sheet as of January 26, 2021. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value in the Company’s statement of operations.

The Company’s equity accounts (common stock subject to possible redemption, common stock, additional paid-in capital, and retained) earnings were adjusted.  The changes in these accounts are the direct result of reconsideration of (1) the warrant accounting and the resulting allocation of the $575,000,000 in IPO proceeds, (2) the allocation of the issuance costs, and (3) the common stock subject to redemption.

Upon concluding that the Public Warrants should be accounted for as derivative liabilities, the Company was required to allocate a portion of the IPO proceeds to the Public Warrants and Series A common stock, as described in the offering costs accounting policy in note 2, based on their IPO date fair value.  This allocation reduced the initial carrying value of the Public Warrants and the Series A common stock, which resulted in a change to additional paid-in capital since both instruments are classified outside of permanent equity.

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 55,224,837 shares of Series A common stock in temporary equity.  Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A Common Stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor. As of September 30, 2021, the Company had borrowed $1,000,000 under the Working Capital Loan. The Company concluded that the Working Capital Loan is a debt host with a conversion feature which is considered a derivative instrument required to be bifurcated. The conversion feature will be measured at fair value using the Black-Scholes-Merton Model (Level 2) each period with the change in fair value recorded through the realized and unrealized (gains) losses, net line item in the accompanying statements of operations.  The debt balance will be accreted up to its par value using the effective interest rate method from the initial borrowing date to expected maturity.  The maturity date is the expected date of the initial business combination and therefore the conversion feature liability and the debt have been classified as current as of September 30, 2021.  The conversion feature has been included in the other current liabilities line item in the accompanying balance sheet.

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

Following the consummation of the initial business combination, the Sponsor will have certain rights to maintain its proportionate interest in the Company’s common stock or voting stock by purchasing additional shares as a result of certain issuances by the Company. Upon certain events, our Sponsor will have the right to purchase such equity securities issuable in connection with the events which will, when added to the issued and outstanding common shares beneficially owned by LMC and its wholly owned subsidiaries immediately prior to the events, result in the Sponsor and LMC and its permitted transferees maintaining their percentage ownership of the Company's outstanding voting stock in the case of issuances of voting stock and other securities convertible, exercisable or exchangeable for voting stock, and maintaining their percentage ownership of the Company's outstanding common stock in the case of issuances of nonvoting stock or other securities convertible, exercisable or exchangeable for nonvoting stock. Such right will not be applicable to the issuance of shares upon the exercise of Public Warrants or Private Placement Warrants which are outstanding prior to or issued in connection with the Company’s initial business combination.

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

(6)   Stockholder’s Equity

Preferred Stock—The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there was no preferred stock issued or outstanding.

Series A Common Stock—The Company is authorized to issue a total of 3,000,000,000 shares of Series A common stock at par value of $0.0001 each. As of September 30, 2021, there were 57,500,000 shares of Series A common stock issued and outstanding, all of which were subject to possible redemption.

Series B Common Stock—The Company is authorized to issue a total of 1,000,000,000 shares of Series B common stock at par value of $0.0001 each. As of September 30, 2021, there were no shares of Series B common stock issued or outstanding.

Series C Common Stock—The Company is authorized to issue a total of 5,000,000,000 shares of Series C common stock at par value of $0.0001 each. As of September 30, 2021, there were no shares of Series C common stock issued or outstanding.

Series F Common Stock—The Company is authorized to issue a total of 200,000,000 shares of Series F common stock at par value of $0.0001 each. As of September 30, 2021, there were 14,375,000 shares of Series F common stock issued and outstanding.

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

On November 6, 2020, the Sponsor purchased 17,250,000 shares of the Company’s Series F common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On November 18, 2020, the Sponsor contributed an aggregate of 2,875,000 Founder Shares to the Company’s capital for no consideration resulting in the Sponsor holding an aggregate of 14,375,000 Founder Shares, including 1,875,000 Founder Shares that were subject to forfeiture for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On January 26, 2021, the underwriter exercised the full over-allotment option and therefore the 1,875,000 Founder Shares are no longer subject to forfeiture. The fair value of the founder shares at the IPO date was determined to be approximately $139,000,000 based on the value of the Series A common stock that was issued on the same day as a proxy for value.  The value of these shares will not ultimately be realized until an initial business combination is completed.

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

Results of Operations

From November 6, 2020 (inception) until our IPO on January 26, 2021, our entire activity was in preparation for our IPO, and, following our IPO through September 30, 2021, our entire activity has been limited to the search for a prospective initial business combination.

For the three and nine months ended September 30, 2021, we had net earnings of $13,761,296 and net losses of $5,421,524, respectively, which consisted of $14,349,442 of unrealized gains and $3,423,496 of unrealized losses, net, respectively, and $550,788 and $1,985,091 of general and administrative expenses, respectively, and non-cash interest expense related to the Working Capital Loan (see note 4 to the accompanying condensed financial statements) of $51,853 in both periods, offset slightly by $14,495 and $38,916 of interest earned on the cash and marketable securities held in the Trust Account, respectively.  Changes in the fair value of warrants recognized in the condensed statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the warrants.

Liquidity and Capital Resources

As of September 30, 2021, we had $557,444 in cash (excluding funds held in the Trust Account) which, along with other assets, resulted in a working capital surplus of $235,112.

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

On January 26, 2021, we entered into a services agreement and facilities sharing agreement pursuant to which we will pay LMC a total of $91,666 per month for office space, administrative and support services.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification 815 “Derivatives and Hedging” under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The Public Warrants and Forward Purchase Warrants at the IPO date where no observable traded price was available were valued using a Monte Carlo simulation. For periods subsequent to when the Public Warrants traded separately from the Units, the Public Warrant quoted market price was used as the fair value of the Public Warrants and Forward Purchase Warrants.  The fair value of the Private Placement Warrants is determined using a Black-Scholes option pricing model using observable market data as the significant inputs (volatility, risk free rate and dividend yield).

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Activities

See “Item 4. Controls and Procedures - Changes in Internal Controls Over Financial Reporting” contained in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 for disclosure of information about the material weakness that was reported as related to the restatement of the opening balance sheet as reported in our Form 8-K as of January 26, 2021.

Prior to our IPO, accounting services were provided to our company by a third party with expertise in the unique accounting issues presented by special purpose acquisition companies. In connection with our IPO, we entered into a shared services arrangement with LMC. Following the IPO, we transitioned the accounting services to the resources available to us under the shared services arrangement, which includes the experience and expertise of LMC personnel in evaluating complex accounting issues.  Utilizing these resources, we reviewed accounting literature, research and guidance and made conclusions regarding these complex accounting issues as described in note 3 of the accompanying condensed financial statements.  The Company believes the foregoing efforts have effectively remediated the material weakness as of September 30, 2021.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Date: October 18, 2021	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
President and Chief Executive Officer

Date: October 18, 2021	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-2