Form 10-Q/A
period 2021-03-31
Liberty Media Acquisition Corp
filed 2022-03-31
CIK 1831992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

The number of outstanding shares of Liberty Media Acquisition Corporation common stock as of February 28, 2022 was:

	Series A	Series F
Liberty Media Acquisition Corporation common stock	57,500,000	14,375,000

EXPLANATORY NOTE

Liberty Media Acquisition Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2021 (the “Original 10-Q”).

Background of Restatement

On March 23, 2022, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited financial statements for the quarter ended March 31, 2021, which were included in the Original 10-Q. Considering such restatement, the Company concluded that such unaudited financial statements should no longer be relied upon.

The Company determined that it needed to account for the Forward Purchase Agreement (as defined in note 4 to the accompanying condensed financial statements) as a single freestanding financial instrument versus two freestanding financial instruments under which the equity to be issued would get equity treatment and the underlying warrants to be issued were accounted for in accordance with the guidance contained in Accounting Standards Codification Topic 815, Derivatives and Hedging. As a result of assessing the Forward Purchase Agreement as a single freestanding financial instrument, the Company now classifies the entirety of the Forward Purchase Agreement as a liability at its fair value and adjusts the Forward Purchase Agreement to fair value at each reporting period through the statements of operations.

Effects of Restatement

The Company is filing the Amendment to restate the Original 10-Q with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

Item 1A. Risk Factors

In addition, the Company’s principal executive officer and principal accounting and financial officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2 and 32).

Except as described above and in note 3 to the accompanying condensed financial statements, no other information included in the Original 10-Q is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original 10-Q. This Amendment continues to describe the conditions as of the date of the Original 10-Q and, except as expressly contained herein, the Company has not updated, modified or supplemented the disclosures contained in the Original 10-Q. Accordingly, this Amendment should be read in conjunction with the Original 10-Q and with the Company’s filings with the SEC subsequent to the Original 10-Q.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting and has reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see “Part I, Item 4. Controls and Procedures” included in this Amendment.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

As Restated – See note 3

	March 31, 2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash	$1,496,718	—
Prepaid expenses and other current assets	767,916	—
Deferred offering costs associated with IPO	—	797,479
Total current assets	2,264,634	797,479
Cash and marketable securities held in Trust Account	575,010,083	—
Prepaid expenses and other assets	568,455	—
Total assets	577,843,172	797,479

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	1,289,677	619,296
Sponsor loans (note 4)	—	154,483
Total current liabilities	1,289,677	773,779
Public Warrants (notes 2 and 3)	34,730,000	—
Forward Purchase Agreement (notes 2, 3 and 4)	18,080,172	—
Private Placement Warrants (notes 2, 3 and 4)	36,500,000	—
Deferred offering costs	20,125,000	—
Total liabilities	110,724,849	773,779

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,010,083	—

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 0 shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(107,916,760)	(1,300)
Total stockholders’ equity (deficit)	(107,891,760)	23,700
Total liabilities and stockholders' equity (deficit)	$577,843,172	797,479

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Operations

As Restated – See note 3

(Unaudited)

Three Months Ended
March 31, 2021
General, administrative and formation costs	$(851,101)
Loss from operations	(851,101)

Other income (expense)
Interest income on marketable securities held in Trust Account	10,083
Realized and unrealized gains (losses), net	(56,416,060)
Total other income (expense)	(56,405,977)

Net earnings (loss)	$(57,257,078)

Basic and diluted net earnings (loss) per Series A common stock (note 2)	$(1.95)
Basic and diluted net earnings (loss) per Series F common stock (note 2)	$(1.95)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Cash Flows

As Restated – See note 3

(Unaudited)

Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net earnings (loss)	$(57,257,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized (gains) losses, net	56,416,060
Changes in current assets and current liabilities:
Prepaid assets	(1,346,454)
Accounts payable	670,381
Net cash used in operating activities	(1,517,091)

Cash Flows from Investing Activities:
Investment of cash into trust account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	575,000,000
Proceeds from private placement	15,000,000
Payments of offering costs	(11,831,708)
Borrowings (payments) on Sponsor loans, net	(154,483)
Net cash provided by financing activities	578,013,809

Net Change in Cash	1,496,718
Cash — Beginning of period	—
Cash — End of period	$1,496,718

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Stockholders’ Equity (Deficit)

As Restated – See note 3

(Unaudited)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(57,257,078)	(57,257,078)
Measurement adjustment on redeemable common stock	—	—	—	(50,658,382)	(50,658,382)
Balance as of March 31, 2021	$—	1,438	23,562	(107,916,760)	(107,891,760)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The shares of common stock subject to redemption have been recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. The Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of an initial business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial business combination.

The Company will have until January 26, 2023 to consummate an initial business combination (the "Combination Period"). However, if the Company is unable to complete an initial business combination within the Combination Period or 27 months from the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by January 26, 2023 (an “agreement in principle event”), the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the prospectus filed on January 25, 2021 with the U.S. Securities and Exchange Commission (the “SEC”), and then seek to dissolve and liquidate.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 25, 2021. Since the Company was formed on November 6, 2020, these financial statements do not include comparative statements. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Common Stock Subject to Possible Redemption

The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Series A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 57,500,000 shares of Series A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A redeemable common stock and the Series F non-redeemable common stock on a weighted average shares outstanding pro rata basis.

Below is a reconciliation of the net earnings (loss) per common share:

Three months ended
March 31, 2021
Net earnings (loss)	$(57,257,078)
Adjustment to Redeemable Series A Common Stock	(50,658,382)
Net earnings (loss) attributable to shareholders	$(107,915,460)

Redeemable Series A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Series A Common Stock	$(80,919,680)
Denominator: Basic and diluted weighted average shares outstanding	41,527,778
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$(1.95)

Non-Redeemable Series F Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class F Common Stock	$(26,995,780)
Denominator: Basic and diluted weighted average shares outstanding	13,854,167
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$(1.95)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The offering costs were allocated between temporary equity and the Public Warrants in a proportional manner to how the original IPO proceeds of $575,000,000 were allocated between temporary equity and the Public Warrants. Accordingly, as of the IPO date, offering costs of $31,673,299 have been allocated to temporary equity and $1,080,888 have been allocated to the Public Warrants (consisting of $11,500,000 of underwriting discount, $20,125,000 of deferred underwriting discount, and $1,129,187 of other offering costs).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures, approximates the carrying amounts presented in the condensed balance sheets.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Marketable securities held in Trust Account	1	$575,010,083
Public Warrants	1	$34,730,000
Forward Purchase Agreement	2	$18,080,172
Private Placement Warrants	2	$36,500,000

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Public Warrants (as defined in note 4) were originally valued using a Monte-Carlo simulation model using observable market data as significant inputs and were previously considered a Level 2 fair value at the IPO date. However, as of March 31, 2021, the value of the Public Warrants is based on quoted market prices considered to be traded on “active markets” and accordingly are reported in the foregoing table as Level 1 fair value.

The fair value of the Forward Purchase Agreement (as defined in note 4) is calculated as the difference between the present value of the aggregate $250,000,000 commitment and the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement, based on the public trading price of the Units issued in the Company’s IPO.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recognized unrealized losses, net of $56,416,060 for the period ended March 31, 2021 related to the Private Placement Warrants, Forward Purchase Agreement and Public Warrants.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company currently has a full valuation for tax losses incurred from inception to March 31, 2021.

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

Public Warrants

Although initially issued as a Unit, the Series A common stock and Public Warrants became separately tradeable on March 15, 2021.   Therefore, the Public Warrants are legally detachable and separately exercisable from the Series A common stock issued as part of the Units and meet the definition of a freestanding financial instrument. The Public Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the related warrant agreement. The Company measures the Public Warrants at fair value on a recurring basis with changes in fair value recognized in the condensed statement of operations in the realized and unrealized gains (losses), net line item.

Private Placement Warrants

The Private Placement Warrants are nearly identical to that of the Public Warrants with the primary difference being that the Private Placement Warrants are not redeemable by the Company.  The Private Placement Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the warrant agreement.  The Company measures the Private Placement Warrants at fair value on

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

a recurring basis with changes in fair value recognized in condensed statement of operations in the realized and unrealized gains (losses), net line item.

Forward Purchase Agreement

The Forward Purchase Agreement requires the Company to sell 25,000,000 shares of Series B common stock and 5,000,000 Forward Purchase Warrants to acquire shares of Series A common stock for aggregate proceeds of $250,000,000 contemporaneously with the completion of an initial business combination. At the IPO date, we determined that the Forward Purchase Agreement was a liability, with a fair value of $374,532. The Company measures the Forward Purchase Agreement at fair value on a recurring basis with changes in fair value recognized in the statement of operations in the realized and unrealized gains (losses), net line item.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

(3)   Restatement of Previously Issued Financial Statements

On March 23, 2022, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited financial statements for the quarter ended March 31, 2021, which were included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021. Considering such restatement, the Company concluded that such unaudited financial statements should no longer be relied upon.

The Company determined that it needed to account for the Forward Purchase Agreement (as defined in note 4) as a single freestanding financial instrument versus two freestanding financial instruments under which the equity to be issued would get equity treatment and the underlying warrants to be issued were accounted for in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging. As a result of assessing the Forward Purchase Agreement as a single freestanding financial instrument, the Company now classifies the entirety of the Forward Purchase Agreement as a liability at its fair value and adjusts the Forward Purchase Agreement to fair value at each reporting period through the statements of operations.

The impact of the restatement, described above, and other immaterial adjustments on the Company’s unaudited condensed balance sheet as of March 31, 2021, the unaudited condensed statement of operations for the three months ended March 31, 2021, and the unaudited condensed statement of cash flows for the three months ended March 31, 2021 are reflected in the following table:

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As previously reported	Adjustments	As restated
Condensed Balance Sheet as of March 31, 2021
Total current liabilities	$1,169,664	120,013	1,289,677
Forward Purchase Agreement	$6,850,000	11,230,172	18,080,172
Total liabilities	$99,374,664	11,350,185	110,724,849
Accumulated deficit	$(96,566,575)	(11,350,185)	(107,916,760)
Total stockholders’ equity (deficit)	$(96,541,575)	(11,350,185)	(107,891,760)
Condensed Statement of Operations for the three months ended March 31, 2021
Loss from operations	$(731,088)	(120,013)	(851,101)
Realized and unrealized gains (losses), net	$(45,185,888)	(11,230,172)	(56,416,060)
Total other income (expense)	$(45,175,805)	(11,230,172)	(56,405,977)
Net earnings (loss)	$(45,906,893)	(11,350,185)	(57,257,078)
Basic and diluted net earnings (loss) per Series A common stock	$—	(1.95)	(1.95)
Basic and diluted net earnings (loss) per Series F common stock	$(3.31)	1.36	(1.95)
Condensed Statement of Cash Flows for the three months ended March 31, 2021
Net earnings (loss)	$(45,906,893)	(11,350,185)	(57,257,078)
Realized and unrealized (gains) losses, net	$45,185,888	11,230,172	56,416,060
Changes in accounts payable	$550,368	120,013	670,381

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

Private Placement Warrants

Substantially concurrent with the closing of the IPO, the Sponsor purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $1.50 per warrant ($15,000,000 in the aggregate). The difference between these proceeds and the $17,500,000 fair value of the Private Placement Warrants at the IPO date was recorded to realized and unrealized gains (losses), net in the condensed statements of operations. Each Private Placement Warrant is exercisable to purchase one share of Series A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) under which the Sponsor (the “Forward Purchaser’’) obtained the right to acquire 25,000,000 forward purchase units (each, a “Forward Purchase Unit’’) for $250,000,000, in the aggregate, in connection with the Company's initial business combination. Each Forward Purchase Unit will consist of one share of Series B common stock (the “Forward Purchase Shares”), and one-

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

fifth of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), at a purchase price of $10.00 per Forward Purchase Unit, and will be sold in a private placement that will close substantially concurrent with the closing of the Company’s initial business combination. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the units issued in the IPO.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Series A Common Stock—The Company is authorized to issue a total of 3,000,000,000 shares of Series A common stock at par value of $0.0001 each. As of March 31, 2021, there were 57,500,000 shares of Series A common stock issued and outstanding, all of which were subject to possible redemption.

Series B Common Stock—The Company is authorized to issue a total of 1,000,000,000 shares of Series B common stock at par value of $0.0001 each. As of March 31, 2021, there were no shares of Series B common stock issued or outstanding.

Series C Common Stock—The Company is authorized to issue a total of 5,000,000,000 shares of Series C common stock at par value of $0.0001 each. As of March 31, 2021, there were no shares of Series C common stock issued or outstanding.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

For additional risk factors, please see our final prospectus for our IPO filed with the U.S. Securities and Exchange Commission on January 25, 2021 and Part II Item 1A. of this Quarterly Report on Form 10-Q/A. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

For the three months ended March 31, 2021, we had a net loss of $57,257,078, which consisted of $56,416,060 of unrealized losses, net, and $851,101 of general and administrative expenses, offset slightly by $10,083 of interest earned on the cash and marketable securities held in the Trust Account.  Changes in the fair value of warrants and the Forward Purchase Agreement (as defined in note 4 to the accompanying condensed financial statements) recognized in the condensed statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the warrants.

Liquidity and Capital Resources

As of March 31, 2021, we had $1,496,718 in cash (excluding funds held in the Trust Account) which, along with other assets, resulted in a working capital surplus of $974,957.

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

Financial Instruments

We account for the Public Warrants, Private Placement Warrants and Forward Purchase Agreement, (collectively the “Financial Instruments”) in accordance with the guidance contained in Accounting Standards Codification Topic 815, Derivatives and Hedging, under which the Financial Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Financial Instruments as liabilities at their fair value and adjust the Financial Instruments to fair value at each reporting period. The Public Warrants, at the IPO date where no observable traded price was available, were valued using a Monte Carlo simulation. For periods subsequent to when the Public Warrants traded separately from the Units, the Public Warrant quoted market price was used as the fair value of the Public Warrants.  The fair value of the Private Placement Warrants is determined using a Black-Scholes option pricing model using observable market data as the significant inputs (volatility, risk free rate and dividend yield). The fair value of the Forward Purchase Agreement (as defined in note 4 to the accompanying financial statements) is calculated as the difference between the present value of the aggregate $250,000,000 commitment and the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement, based on the public trading price of the Units (as defined in note 1 to the accompanying financial statements) issued in the Company’s IPO.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2021 because of a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments which resulted in the restatement of our condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021, as discussed in more detail below and in note 3 to the accompanying condensed financial statements. Management will monitor the remediation of the material weakness, as described below.

Changes in Internal Control Over Financial Reporting

Other than the execution of the material weakness remediation activities described below, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Due to the events that led to the restatement of our audited opening balance sheet as reported in our Form 8-K as of January 26, 2021, and the restatements of our unaudited financial statements as of and for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, management has identified a material weakness in our internal controls related to the accounting for complex financial instruments, as described in note 3 to the accompanying condensed financial statements.

Prior to our IPO, accounting services were provided to our company by a third party accounting service that specialized in special purpose acquisition companies. In connection with our IPO, we entered into a shared services arrangement with LMC. Following the IPO, we transitioned the accounting services to the resources available to us under the shared services arrangement, which includes the experience and expertise of LMC personnel in evaluating complex accounting issues. Utilizing these resources, we reviewed accounting literature, research and guidance and made conclusions regarding these complex accounting issues as described in note 3 to the accompanying condensed financial statements. In addition, we engaged a third party expert to review and evaluate management’s conclusions regarding these complex issues.

The Company believes the foregoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company's remediation efforts are underway; however, there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 25, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO, except as described below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants and the Forward Purchase agreement are accounted for as liabilities and the changes in value of our warrants and the Forward Purchase Agreement could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities.  Additionally, the Company determined that it needed to account for the Forward Purchase Agreement (as defined in note 4) as a single freestanding financial instrument versus two freestanding financial instruments under which the equity to be issued would get equity treatment and the underlying warrants to be issued were accounted for in accordance with the guidance contained in ASC 815 (defined below). As a result of assessing the Forward Purchase Agreement as a single freestanding financial instrument, the Company now classifies the entirety of the Forward Purchase Agreement as a liability at its fair value and adjusts the Forward Purchase Agreement to fair value at each reporting period through the statements of operations.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are financial instrument liabilities related to our various warrants and the Forward Purchase Agreement. Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings (loss) in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination.

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

Following issuance of the SEC Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement and additional consultations, it was appropriate to restate our previously issued audited balance sheet as of January 26, 2021 to account for the warrants and Forward Purchase Agreement as liabilities measured at fair value, rather than equity securities (the “Restatement”). See “—Our warrants and the Forward Purchase Agreement are accounted for as liabilities and the changes in value of our warrants and Forward Purchase Agreement could have a material effect on our financial results.” As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Date: March 30, 2022	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
President and Chief Executive Officer

Date: March 30, 2022	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-4