Form 10-Q/A
period 2021-06-30
Liberty Media Acquisition Corp
filed 2022-03-31
CIK 1831992

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

EXPLANATORY NOTE

Liberty Media Acquisition Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 16, 2021 (the “Original 10-Q”).

Background of Restatement

On March 23, 2022, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited financial statements for the quarter ended June 30, 2021, which were included in the Original 10-Q. Considering such restatement, the Company concluded that such unaudited financial statements should no longer be relied upon.

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

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting and has reevaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see “Part I, Item 4. Controls and Procedures” included in this Amendment.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

As Restated – See note 3

	June 30,
	2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash	$557,211	—
Prepaid expenses and other current assets	734,774	—
Deferred offering costs associated with IPO	—	797,479
Total current assets	1,291,985	797,479
Cash and marketable securities held in Trust Account	575,024,421	—
Prepaid expenses and other assets	396,596	—
Total assets	576,713,002	797,479

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	386,156	619,296
Sponsor loans (note 4)	241,520	154,483
Other current liabilities	258,480	—
Total current liabilities	886,156	773,779
Public Warrants (notes 2 and 3)	25,204,550	—
Forward Purchase Agreement (notes 2, 3 and 4)	15,676,675	—
Private Placement Warrants (notes 2, 3 and 4)	22,754,000	—
Deferred offering costs	20,125,000	—
Total liabilities	84,646,381	773,779

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,024,421	—

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 0 shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(82,982,800)	(1,300)
Total stockholders’ equity (deficit)	(82,957,800)	23,700
Total liabilities and stockholders' equity (deficit)	$576,713,002	797,479

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Operations

As Restated – See note 3

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
General, administrative and formation costs	$(740,987)	(1,592,088)
Loss from operations	(740,987)	(1,592,088)

Other income (expense)
Interest income on marketable securities held in Trust Account	14,338	24,421
Realized and unrealized gains (losses), net	25,674,947	(30,741,113)
Total other income (expense)	25,689,285	(30,716,692)

Net earnings (loss)	$24,948,298	(32,308,780)

Basic and diluted net earnings (loss) per Series A common stock (note 2)	$0.35	(1.30)
Basic and diluted net earnings (loss) per Series F common stock (note 2)	$0.35	(1.30)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Cash Flows

As Restated – See note 3

(Unaudited)

Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net earnings (loss)	$(32,308,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized (gains) losses, net	30,741,113
Changes in current assets and current liabilities:
Prepaid assets	(1,155,791)
Accounts payable	(233,140)
Net cash used in operating activities	(2,956,598)

Cash Flows from Investing Activities:
Investment of cash into trust account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	575,000,000
Proceeds from private placement	15,000,000
Payments of offering costs	(11,831,708)
Borrowings (payments) on Sponsor loans, net	345,517
Net cash provided by financing activities	578,513,809

Net Change in Cash	557,211
Cash — Beginning of period	—
Cash — End of period	$557,211

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Stockholders’ Equity (Deficit)

As Restated – See note 3

(Unaudited)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(32,308,780)	(32,308,780)
Measurement adjustment on redeemable common stock	—	—	—	(50,672,720)	(50,672,720)
Balance as of June 30, 2021	$—	1,438	23,562	(82,982,800)	(82,957,800)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2021	$—	1,438	23,562	(107,916,760)	(107,891,760)
Net earnings (loss)	—	—	—	24,948,298	24,948,298
Measurement adjustment on redeemable common stock	—	—	—	(14,338)	(14,338)
Balance as of June 30, 2021	$—	1,438	23,562	(82,982,800)	(82,957,800)

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

The Company anticipates that the $557,211 outside of the Trust Account as of June 30, 2021, and the unused portion of the Working Capital Loans (as defined in note 4) will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed interim financial statements, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 25, 2021. Since the Company was formed on November 6, 2020, these financial statements do not include comparative statements. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash and Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were substantially held in marketable securities and invested in U.S. government securities, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (1) the consummation of the initial business combination; (2) the redemption of any Series A Common Stock properly submitted in connection with a stockholder vote to amend the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company's obligation to allow redemptions in connection with the initial business combination or to redeem 100% of its Series A Common Stock if the Company does not complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Series A Common Stock if it is unable to complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred), subject to applicable law. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A redeemable common stock and the Series F non-redeemable common stock on a weighted average shares outstanding pro rata basis.

Below is a reconciliation of the net earnings (loss) per common share:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2021	2021
Net earnings (loss)	$24,948,298	(32,308,780)
Adjustment to Redeemable Series A Common Stock	(14,338)	(50,672,720)
Net earnings (loss) attributable to shareholders	$24,933,960	(82,981,500)

Redeemable Series A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Series A Common Stock	$19,947,168	(64,585,168)
Denominator: Basic and diluted weighted average shares outstanding	57,500,000	49,558,011
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$0.35	(1.30)

Non-Redeemable Series F Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class F Common Stock	$4,986,792	(18,396,332)
Denominator: Basic and diluted weighted average shares outstanding	14,375,000	14,116,022
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$0.35	(1.30)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The offering costs were allocated between temporary equity and the Public Warrants in a proportional manner to how the original IPO proceeds of $575,000,000 were allocated between temporary equity and the Public Warrants. Accordingly, as of the IPO date, offering costs of $31,673,299 have been allocated to temporary equity and $1,080,888 have been allocated to the Public Warrants (consisting of $11,500,000 of underwriting discount, $20,125,000 of deferred underwriting discount, and $1,129,187 of other offering costs).

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Marketable securities held in Trust Account	1	$575,024,421
Public Warrants	1	$25,204,550
Forward Purchase Agreement	2	$15,676,675
Private Placement Warrants	2	$22,754,000
Conversion feature of Working Capital Loan	2	$258,480

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Public Warrants (as defined in note 4) were originally valued using a Monte-Carlo simulation model using observable market data as significant inputs and were previously considered a Level 2 fair value at the IPO date. However, as of June 30, 2021, the value of the Public Warrants is based on quoted market prices considered to be traded on “active markets” and accordingly are reported in the foregoing table as Level 1 fair value.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company recognized an unrealized gain of $25,674,947 and an unrealized loss of $30,741,113 for the three and six months ended June 30, 2021, respectively, related to the Private Placement Warrants, Forward Purchase Agreement and Public Warrants.

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

Public Warrants

Although initially issued as a Unit, the Series A common stock and Public Warrants became separately tradeable on March 15, 2021. Therefore, the Public Warrants are legally detachable and separately exercisable from the Series A common stock issued as part of the Units and meet the definition of a freestanding financial instrument. The Public Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the related warrant agreement. The Company measures the Public Warrants

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

at fair value on a recurring basis with changes in fair value recognized in the condensed statements of operations in the realized and unrealized gains (losses), net line item.

Private Placement Warrants

The Private Placement Warrants are nearly identical to that of the Public Warrants with the primary difference being that the Private Placement Warrants are not redeemable by the Company.  The Private Placement Warrants are liability classified because they did not meet the criteria to be considered indexed to the Company’s own stock based on certain provisions contained in the warrant agreement.  The Company measures the Private Placement Warrants at fair value on a recurring basis with changes in fair value recognized in condensed statements of operations in the realized and unrealized gains (losses), net line item.

Forward Purchase Agreement

The Forward Purchase Agreement requires the Company to sell 25,000,000 shares of Series B common stock and 5,000,000 Forward Purchase Warrants to acquire shares of Series A common stock for aggregate proceeds of $250,000,000 contemporaneously with the completion of an initial business combination. At the IPO date, we determined that the Forward Purchase Agreement was a liability, with a fair value of $374,532. The Company measures the Forward Purchase Agreement at fair value on a recurring basis with changes in fair value recognized in the statements of operations in the realized and unrealized gains (losses), net line item.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

(3)   Restatement of Previously Issued Financial Statements

On March 23, 2022, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited financial statements for the quarter ended June 30, 2021, which were included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on July 16, 2021. Considering such restatement, the Company concluded that such unaudited financial statements should no longer be relied upon.

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

The impact of the restatement, described above, and other immaterial adjustments on the Company’s unaudited condensed balance sheet as of June 30, 2021, the unaudited condensed statement of operations for the three and six months ended June 30, 2021; and the unaudited condensed statement of cash flows for the six months ended June 30, 2021 are reflected in the following table:

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As previously reported	Adjustments	As restated
Condensed Balance Sheet as of June 30, 2021
Total current liabilities	$728,371	157,785	886,156
Forward Purchase Agreement	$2,708,500	12,968,175	15,676,675
Total liabilities	$71,520,421	13,125,960	84,646,381
Accumulated deficit	$(69,856,840)	(13,125,960)	(82,982,800)
Total stockholders’ equity (deficit)	$(69,831,840)	(13,125,960)	(82,957,800)
Condensed Statement of Operations for the three months ended June 30, 2021
Loss from operations	$(703,215)	(37,772)	(740,987)
Realized and unrealized gains (losses), net	$27,412,950	(1,738,003)	25,674,947
Total other income (expense)	$27,427,288	(1,738,003)	25,689,285
Net earnings (loss)	$26,724,073	(1,775,775)	24,948,298
Basic and diluted net earnings (loss) per Series A common stock	$—	0.35	0.35
Basic and diluted net earnings (loss) per Series F common stock	$1.86	(1.51)	0.35
Condensed Statement of Operations for the six months ended June 30, 2021
Loss from operations	$(1,434,303)	(157,785)	(1,592,088)
Realized and unrealized gains (losses), net	$(17,772,938)	(12,968,175)	(30,741,113)
Total other income (expense)	$(17,748,517)	(12,968,175)	(30,716,692)
Net earnings (loss)	$(19,182,820)	(13,125,960)	(32,308,780)
Basic and diluted net earnings (loss) per Series A common stock	$—	(1.30)	(1.30)
Basic and diluted net earnings (loss) per Series F common stock	$(1.36)	0.06	(1.30)
Condensed Statement of Cash Flows for the six months ended June 30, 2021
Net earnings (loss)	$(19,182,820)	(13,125,960)	(32,308,780)
Realized and unrealized (gains) losses, net	$17,772,938	12,968,175	30,741,113
Changes in accounts payable	$(390,925)	157,785	(233,140)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor. As of June 30, 2021, the Company had borrowed $500,000 under the Working Capital Loan. The Company concluded that the Working Capital Loan is a debt host with a conversion feature which is considered a derivative instrument required to be bifurcated. The conversion feature will be measured at fair value (Level 2) each period with the change in fair value recorded through the realized and unrealized (gains) losses, net line item in the accompanying statements of operations.  The debt balance will be accreted up to its par value using the effective interest rate method from the initial borrowing date to expected maturity. As of June 30, 2021, the unamortized discount was $258,480. The maturity date is the expected date of the initial business combination and therefore the conversion feature liability and the debt have been classified as current as of June 30, 2021.  The conversion feature has been included in the other current liabilities line item on the condensed balance sheet.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

For additional risk factors, please see our final prospectus for our IPO filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 25, 2021 and Part II Item 1A. of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021 (as filed with the SEC on March 30, 2022). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

For the three and six months ended June 30, 2021, we had net earnings of $24,948,298 and net losses of $32,308,780, respectively, which consisted of $25,674,947 of unrealized gains and $30,741,113 of unrealized losses, net, respectively, and $740,987 and $1,592,088 of general and administrative expenses, respectively, offset slightly by $14,338 and $24,421 of interest earned on the cash and marketable securities held in the Trust Account, respectively.  Changes in the fair value of warrants and the Forward Purchase Agreement (as defined in note 4 to the accompanying financial statements) recognized in the condensed statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the warrants.

Liquidity and Capital Resources

As of June 30, 2021, we had $557,211 in cash (excluding funds held in the Trust Account) which, along with other assets, resulted in a working capital surplus of $405,829.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2021 because of a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments which resulted in the restatement of our condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021, as discussed in more detail below and in note 3 to the accompanying condensed financial statements. Management will monitor the remediation of the material weakness, as described below.

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