Form 10-Q/A
period 2021-09-30
Liberty Media Acquisition Corp
filed 2022-03-31
CIK 1831992

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

EXPLANATORY NOTE

Liberty Media Acquisition Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 19, 2021 (the “Original 10-Q”).

Background of Restatement

On March 23, 2022, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited financial statements for the quarter ended September 30, 2021, which were included in the Original 10-Q. Considering such restatement, the Company concluded that such unaudited financial statements should no longer be relied upon.

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

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting and has reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see “Part I, Item 4. Controls and Procedures” included in this Amendment.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

As Restated – See Note 3

	September 30,
	2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash	$557,444	—
Prepaid expenses and other current assets	754,713	—
Deferred offering costs associated with IPO	—	797,479
Total current assets	1,312,157	797,479
Cash and marketable securities held in Trust Account	575,038,916	—
Prepaid expenses and other assets	222,849	—
Total assets	576,573,922	797,479

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	344,011	619,296
Sponsor loans (note 4)	635,285	154,483
Other current liabilities	316,176	—
Total current liabilities	1,295,472	773,779
Public Warrants (notes 2 and 3)	16,675,000	—
Forward Purchase Agreement (notes 2, 3 and 4)	8,742,257	—
Private Placement Warrants (notes 2, 3 and 4)	19,743,000	—
Deferred offering costs	20,125,000	—
Total liabilities	66,580,729	773,779

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,038,916	—

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 0 shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(65,070,723)	(1,300)
Total stockholders’ equity (deficit)	(65,045,723)	23,700
Total liabilities and stockholders' equity (deficit)	$576,573,922	797,479

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Operations

As Restated – See Note 3

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
General, administrative and formation costs	$(611,430)	(2,203,518)
Loss from operations	(611,430)	(2,203,518)

Other income (expense)
Interest expense	(51,853)	(51,853)
Interest income on marketable securities held in Trust Account	14,495	38,916
Realized and unrealized gains (losses), net	18,575,360	(12,165,753)
Total other income (expense)	18,538,002	(12,178,690)

Net earnings (loss)	$17,926,572	(14,382,208)

Basic and diluted net earnings (loss) per Series A common stock (note 2)	$0.25	(0.98)
Basic and diluted net earnings (loss) per Series F common stock (note 2)	$0.25	(0.98)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statement of Cash Flows

As Restated – See Note 3

(Unaudited)

Nine Months Ended
September 30, 2021
Cash Flows from Operating Activities:
Net earnings (loss)	$(14,382,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized (gains) losses, net	12,165,753
Non-cash interest expense	51,853
Changes in current assets and current liabilities:
Prepaid assets	(1,016,478)
Accounts payable	(275,285)
Net cash used in operating activities	(3,456,365)

Cash Flows from Investing Activities:
Investment of cash into trust account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	575,000,000
Proceeds from private placement	15,000,000
Payments of offering costs	(11,831,708)
Borrowings (payments) on Sponsor loans, net	845,517
Net cash provided by financing activities	579,013,809

Net Change in Cash	557,444
Cash — Beginning of period	—
Cash — End of period	$557,444

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Stockholders’ Equity (Deficit)

As Restated – See Note 3

(Unaudited)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(14,382,208)	(14,382,208)
Measurement adjustment on redeemable common stock	—	—	—	(50,687,215)	(50,687,215)
Balance as of September 30, 2021	$—	1,438	23,562	(65,070,723)	(65,045,723)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2021	$—	1,438	23,562	(82,982,800)	(82,957,800)
Net earnings (loss)	—	—	—	17,926,572	17,926,572
Measurement adjustment on redeemable common stock	—	—	—	(14,495)	(14,495)
Balance as of September 30, 2021	$—	1,438	23,562	(65,070,723)	(65,045,723)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a reconciliation of the net earnings (loss) per common share:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2021	2021
Net earnings (loss)	$17,926,572	(14,382,208)
Adjustment to Redeemable Series A Common Stock	(14,495)	(50,687,215)
Net earnings (loss) attributable to shareholders	$17,912,077	(65,069,423)

Redeemable Series A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Series A Common Stock	$14,329,662	(51,158,647)
Denominator: Basic and diluted weighted average shares outstanding	57,500,000	52,234,432
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$0.25	(0.98)

Non-Redeemable Series F Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class F Common Stock	$3,582,415	(13,910,776)
Denominator: Basic and diluted weighted average shares outstanding	14,375,000	14,203,297
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$0.25	(0.98)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Marketable securities held in Trust Account	1	$575,038,916
Public Warrants	1	$16,675,000
Forward Purchase Agreement	2	$8,742,257
Private Placement Warrants	2	$19,743,000
Conversion feature of Working Capital Loan	2	$316,176

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Public Warrants (as defined in note 4) were originally valued using a Monte-Carlo simulation model using observable market data as significant inputs and were previously considered a Level 2 fair value at the IPO date. However, as of September 30, 2021, the value of the Public Warrants is based on quoted market prices considered to be traded on “active markets” and accordingly are reported in the foregoing table as Level 1 fair value.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of the Private Placement Warrants was estimated at September 30, 2021 using the following assumptions:

Estimated dividend yield	0.00%
Expected volatility	25%
Risk-free interest rate	1.32%
Expected term (years)	5

The Company recognized an unrealized gain of $18,575,360 and an unrealized loss of $12,165,753 for the three and nine months ended September 30, 2021, respectively, related to the Private Placement Warrants, Forward Purchase Agreement and Public Warrants.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

(3)   Restatement of Previously Issued Financial Statements

On March 23, 2022, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited financial statements for the quarter ended September 30, 2021, which were included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on October 19, 2021. Considering such restatement, the Company concluded that such unaudited financial statements should no longer be relied upon.

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

The impact of the restatement, described above, and other immaterial adjustments on the Company’s unaudited condensed balance sheet as of September 30, 2021, the unaudited condensed statement of operations for the three and nine months ended September 30, 2021; and the unaudited condensed statement of cash flows for the nine months ended September 30, 2021 are reflected in the following table:

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As previously reported	Adjustments	As restated
Condensed Balance Sheet as of September 30, 2021
Total current liabilities	$1,077,045	218,427	1,295,472
Forward Purchase Agreement	$—	8,742,257	8,742,257
Total liabilities	$57,620,045	8,960,684	66,580,729
Accumulated deficit	$(56,110,039)	(8,960,684)	(65,070,723)
Total stockholders’ equity (deficit)	$(56,085,039)	(8,960,684)	(65,045,723)
Condensed Statement of Operations for the three months ended September 30, 2021
Loss from operations	$(550,788)	(60,642)	(611,430)
Realized and unrealized gains (losses), net	$14,349,442	4,225,918	18,575,360
Total other income (expense)	$14,312,084	4,225,918	18,538,002
Net earnings (loss)	$13,761,296	4,165,276	17,926,572
Basic and diluted net earnings (loss) per Series A common stock	$0.19	0.06	0.25
Basic and diluted net earnings (loss) per Series F common stock	$0.19	0.06	0.25
Condensed Statement of Operations for the nine months ended September 30, 2021
Loss from operations	$(1,985,091)	(218,427)	(2,203,518)
Realized and unrealized gains (losses), net	$(3,423,496)	(8,742,257)	(12,165,753)
Total other income (expense)	$(3,436,433)	(8,742,257)	(12,178,690)
Net earnings (loss)	$(5,421,524)	(8,960,684)	(14,382,208)
Basic and diluted net earnings (loss) per Series A common stock	$(0.78)	(0.20)	(0.98)
Basic and diluted net earnings (loss) per Series F common stock	$(0.78)	(0.20)	(0.98)
Condensed Statement of Cash Flows for the nine months ended September 30, 2021
Net earnings (loss)	$(5,421,524)	(8,960,684)	(14,382,208)
Realized and unrealized (gains) losses, net	$3,423,496	8,742,257	12,165,753
Changes in accounts payable	$(493,712)	218,427	(275,285)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor. As of September 30, 2021, the Company had borrowed $1,000,000 under the Working Capital Loan. The Company concluded that the Working Capital Loan is a debt host with a conversion feature which is considered a derivative instrument required to be bifurcated. The conversion feature will be measured at fair value (Level 2) each period with the change in fair value recorded through the realized and unrealized (gains) losses, net line item in the accompanying statements of operations. The debt balance will be accreted up to its par value using the effective interest rate method from the initial borrowing date to expected maturity. Interest expense for the nine months ended September 30, 2021 related entirely to the amortization of the discount. As of September 30, 2021, the unamortized discount was $364,715. The maturity date is the expected date of the initial business combination and therefore the conversion feature liability and the debt have been classified as current as of September 30, 2021.  The conversion feature has been included in the other current liabilities line item in the condensed balance sheet.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

For the three and nine months ended September 30, 2021, we had net earnings of $17,926,572 and net losses of $14,382,208, respectively, which consisted of $18,575,360 of unrealized gains and $12,165,753 of unrealized losses, net, respectively, and $611,430 and $2,203,518 of general and administrative expenses, respectively, and non-cash interest expense related to the Working Capital Loan (see note 4 to the accompanying condensed financial statements) of $51,853 in both periods, offset slightly by $14,495 and $38,916 of interest earned on the cash and marketable securities held in the Trust Account, respectively.  Changes in the fair value of warrants and the Forward Purchase Agreement (as defined in note 4 to the accompanying financial statements) recognized in the condensed statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the warrants.

Liquidity and Capital Resources

As of September 30, 2021, we had $557,444 in cash (excluding funds held in the Trust Account) which, along with other assets, resulted in a working capital surplus of $16,685.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2021 because of a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments which resulted in the restatement of our condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021, as discussed in more detail below and in note 3 to the accompanying condensed financial statements. Management will monitor the remediation of the material weakness, as described below.

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