Form 10-K
period 2021-12-31
Liberty Media Acquisition Corp
filed 2022-03-31
CIK 1831992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-39920

LIBERTY MEDIA ACQUISITION CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	85-3809075 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Units, each consisting of one share of Series A common stock and one-fifth of one redeemable warrant	LMACU	The Nasdaq Stock Market LLC
Series A common stock, par value $0.0001 per share	LMACA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Series A common stock at an exercise price of $11.50	LMACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Acquisition Corporation computed by reference to the last sales price of Liberty Media Acquisition Corporation common stock, as of the closing of trading on June 30, 2021, was approximately $572.9 million.

The number of outstanding shares of Liberty Media Acquisition Corporation's common stock as of February 28, 2022 was:

	Series A	Series F
Liberty Media Acquisition Corporation common stock	57,500,000	14,375,000

LIBERTY MEDIA ACQUISITION CORPORATION

2021 ANNUAL REPORT ON FORM 10‑K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding completing an initial business combination, the consequences of not completing an initial business combination, the release of funds held in the Trust Account (as defined below), the availability of working capital and borrowing capacity, the use of funds outside the Trust Account, the payment of deferred underwriting commissions to the underwriters of our initial public offering (“IPO”), the payment of fees in connection with our services agreement and facilities sharing agreement with Liberty Media Corporation (“LMC”), the impact of accounting standards on our financial statements, fluctuations in interest rates and foreign exchange rates, and our obligations under the forward purchase agreement we entered into in connection with our IPO.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our being a newly incorporated company with no operating history and no revenue;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to LMC, our Sponsor (as defined below) and other entities in which members of our management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination including from our Sponsor, LMC or other third parties;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential initial business combination opportunities;

●	the voting structure of our common stock, including any potential adverse effect on our ability to complete an initial business combination timely or cost effectively, and, following our initial business combination, our status as a controlled company and the ability of our Sponsor and LMC to exercise control over our policies and operations, each as a result of the high vote feature of our Series B common stock;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the classification of our warrants as liabilities; and
●	our financial performance following our IPO.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.  When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report.  Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Liberty Media Acquisition Corporation, a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Liberty Media Acquisition Sponsor LLC, a Delaware limited liability company.

Item 1. Business

Overview

Liberty Media Acquisition Corporation (the "Company", “we”, “us” and “our”) is a blank check company incorporated in Delaware on November 6, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar initial business combination with one or more businesses. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Our sponsor, Liberty Media Acquisition Sponsor LLC (the “Sponsor”), is a Delaware limited liability company and a wholly-owned subsidiary of LMC.  The Company shares a management team with LMC.  LMC owns interests in subsidiaries and other companies, which are engaged in the global media and entertainment industries.  LMC’s principal businesses and assets include its consolidated subsidiaries Sirius XM Holdings Inc., Delta Topco Limited (the parent company of Formula 1), Braves Holdings LLC and equity affiliate Live Nation Entertainment, Inc.

LMC (including its predecessors) has generated significant returns for investors principally through the acquisition and operational improvement of high quality business across the media, digital media, music, entertainment, communications, telecommunications and technology industries and tax efficiently rearranging, optimizing and monetizing the LMC portfolio to maximize value creation.

On November 6, 2020, the Sponsor purchased 17,250,000 shares of the Company’s Series F common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000.  On November 18, 2020, the Sponsor contributed an aggregate of 2,875,000 Founder Shares to the Company’s capital for no consideration resulting in the Sponsor holding an aggregate of 14,375,000 Founder Shares.

The registration statement for the Company’s IPO was declared effective on January 21, 2021 (the "Effective Date"). On January 26, 2021, the Company consummated the IPO of 57,500,000 units, each consisting of one share of Series A common stock of the Company and one-fifth of one redeemable warrant of the Company (the “Units,” with respect to the shares of Series A common stock included in the Units being offered, the “Public Shares”, and with respect to the warrants, the “Public Warrants”), at $10.00 per Unit, including the underwriters exercising their full over-allotment option, generating gross proceeds of $575,000,000 which were placed in a trust account (the “Trust Account”). Each whole Public Warrant entitles the holder to purchase one share of Series A Common Stock at a price of $11.50 per share. Substantially concurrent with the closing of the IPO, the Company consummated the sale of 10,000,000 warrants (the "Private Placement Warrants") to its Sponsor, at a price of $1.50 per Private Placement Warrant, which is discussed in note 3 to the accompanying financial statements.  Additionally, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) under which the Sponsor obtained the right to acquire 25,000,000 forward purchase units (each, a “Forward Purchase Unit” and consisting of one share of Series B common stock, the “Forward Purchase Shares,” and one-fifth of one warrant to purchase one share of Series A common stock, the “Forward Purchase Warrants”) for $250,000,000, in the aggregate, in connection with the Company's initial business combination, which is discussed in note 3 to the accompanying financial statements.

Our Business Strategy

While our efforts to identify a prospective target business have not been, and will not be, limited to a particular industry, sector or region, we intend to capitalize on our expertise in the media, digital media, music, entertainment, communications, telecommunications and technology industries.

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, fundamentally enhance a company in the public markets. We intend to seek a company in an industry that complements the experience and expertise of our management team and is a business to which we believe we can add value.

We are committed to delivering attractive returns to all stakeholders. Our Sponsor is foregoing anti-dilution adjustments on the Founder Shares in connection with an initial business combination thereby effectively reducing the cost of capital for any third-party investors at such time. We believe this, together with our committed capital through the Forward Purchase Agreement, will enhance our access to additional third-party capital in connection with our initial business combination and create a competitive advantage in consummating an initial business combination.

Our management team is deeply familiar with the trends of our target industries and brings an investing approach that offers multiple competitive advantages in sourcing, evaluating and executing on opportunities, including:

●	Stockholder Centric: We think like owners and are focused on long-term gains rather than short-term results. At LMC, the compensation structure of the management team is closely tied to the long-term performance of the stock. In fact, the LMC executive leadership team has a significant portion of its respective net worth tied to LMC.
●	Forward Looking: We are deeply familiar with the trends of the industries in which we plan to invest and can evaluate the opportunities and risks presented by ongoing secular changes and temporary market disruptions.
●	Nimble: Our team is structured to allow it to move quickly when opportunities arise, and we can be creative in our deal structures.
●	Financially Sophisticated: Our management team has extensive experience in mergers, capital restructuring, divestitures, investing, capital deployment, credit analysis and setting capital structures.
●	Long-Term Focused: We take a long-term, strategic view in our various operating businesses and are less concerned with short-term bouts of volatility.
●	Proprietary Sourcing Channels and Leading Industry Relationships: We believe the capabilities and connections associated with our management team, in combination with those of LMC, will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We expect these sourcing capabilities will be further bolstered by our management team and LMC’s reputation and deep industry relationships.

Effecting a Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial business combination.

The Company’s initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of signing an agreement to enter into an initial business combination. However, the Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an initial business combination.

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

The Company’s Sponsor and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

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

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us.

Certain members of our management team directly or indirectly own our securities following the IPO, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Also, none of LMC, our Sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity. Additionally, none of LMC, our Sponsor or any other entity currently has any obligation or duty to provide us with any potential business combination opportunity.

In addition, LMC has adopted a policy pursuant to which any business combination opportunity that is a corporate opportunity of LMC that may also be a business combination opportunity for our Company will first be presented to a standing committee of the board of directors of LMC for consideration as to whether LMC desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our Company for consideration. John C. Malone, Chairman of the Board of LMC, is the sole member of that committee and does not serve in any fiduciary capacity at our Company.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors or the LMC policy described above materially affects our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a business that is owned by our Sponsor or any of the related companies (as defined below), or making the acquisition through a joint venture or other form of shared ownership with any of them.

You should not rely on the historical record or performance of LMC, Mr. Gregory B. Maffei, our President and Chief Executive Officer and Chairman of the Board, or other members of our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more target businesses that have an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target or otherwise acquires an interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target, our stockholders prior to our initial business combination may collectively own a minority interest (economic and/or voting) in the post-business combination company, depending on, among other things, valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock or other changes to our capital structure, our stockholders immediately prior to such transaction (including our Sponsor) could own less than a majority of our outstanding shares of common stock subsequent to such transaction and therefore a minority interest (economic and/or voting) in the post-transaction company. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We have filed a Registration Statement on Form 8-A with the Securities and Exchange Commission to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

Human Capital

In connection with our services agreement with LMC, we currently have four executive officers: Gregory B. Maffei (Chief Executive Officer and President), Albert E. Rosenthaler (Chief Corporate Development Officer), Brian J. Wendling (Chief Accounting Officer and Principal Financial Officer), and Renee L. Wilm (Chief Legal Officer and Chief Administrative Officer). These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Pursuant to a services agreement and facilities sharing agreement, we pay LMC and certain of its subsidiaries a total of $91,666 per month for office space, administrative and support services.

Competition

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Furthermore, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or make an acquisition more costly to complete. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant expertise with completing business combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Available Information

All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.lmacthespac.com.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Media Acquisition Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (866) 876-0461.

The information contained on our website mentioned throughout this report is not incorporated by reference herein.

Item 1A. Risk Factors

The risks described below and elsewhere in this Annual Report are not the only ones that relate to our Company or our capitalization.  The risks described below are considered to be the most material.  However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our Company.  Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  If any of the events described below were to occur, our Company, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For example, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by Delaware law or stock exchange rule, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares, or if holders of a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote, do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our Sponsor, executive officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our Sponsor, executive officers and directors have agreed (and their permitted transferees will agree) to vote our common stock held by them in favor of our initial business combination. As a result, in addition to our Sponsor’s Founder Shares, we would need 21,562,001, or 37.5% (assuming all outstanding shares are voted), or 3,593,751, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 57,500,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have such initial business combination approved. We expect that our Sponsor and its permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor agreed to vote its Founder Shares in accordance with the majority of the votes cast by our public stockholders. In addition, LMC and our Sponsor reserve the right but are not required to provide incremental funding to us in connection with our initial business combination by purchasing additional shares of Series B common stock at a purchase price of $10.00 per share, which shares would be sold in a private placement substantially concurrently with the consummation of our initial business combination.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the Forward Purchase Units to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the Forward Purchase Units fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

We have entered into a forward purchase agreement pursuant to which our Sponsor agreed to acquire Forward Purchase Units for $250,000,000, in the aggregate, in a private placement that will close substantially concurrently with the consummation of our initial business combination. The proceeds from the sale of the Forward

Purchase Units may be used as part of the consideration to the sellers in our initial business combination, for expenses in connection with our initial business combination or for working capital in the post-business combination company. These purchases will be required to be made regardless of whether any shares of Series A common stock are redeemed by our public stockholders and are intended to provide us with a minimum funding level for our initial business combination. The Forward Purchase Units will be issued only in connection with the closing of the initial business combination.

If the sale of some or all of the Forward Purchase Units does not close for any reason, including by reason of the failure by our Sponsor to fund the purchase price for their Forward Purchase Units, we may lack sufficient funds to consummate our initial business combination. Additionally, our Sponsor’s obligations to purchase the Forward Purchase Units will be subject to termination prior to the closing of the sale of the Forward Purchase Units by mutual written consent of our Company and our Sponsor. Our Sponsor’s obligations to purchase its Forward Purchase Units will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the Sponsor, any obligation is so terminated or any such closing condition is not satisfied and not waived by our Sponsor, we may lack sufficient funds to consummate our initial business combination.

In addition, LMC and our Sponsor have the right but are not required to provide incremental funding to us in connection with our initial business combination by purchasing additional shares of Series B common stock at a purchase price of $10.00 per share, which shares would be sold in a private placement substantially concurrently with the consummation of our initial business combination. If our Sponsor exercises such right, such purchase would be subject to the risks described above.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor agreed that we must complete our initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the Coronavirus Disease 2019 (“COVID-19”) pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, including the emergence of new variants, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial business combination within such time period or during any extended time that we have to consummate a business combination beyond 24 months (or 27 months following an agreement in principle event) as a result of a stockholder vote to amend our Amended and Restated Certificate of Incorporation (an “Extension Period”), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by COVID-19 outbreak and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, or advisors or any of the related companies or their directors, officers or advisors may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of our proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules our Sponsor, directors, officers, or advisors or any of the related companies or their directors, officers or advisors, may purchase public shares or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, or advisors or any of the related companies or their directors, officers or advisors purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, or advisors or any of the related companies or their directors, officers or advisors may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the consummation of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Series A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 following the completion of the IPO and the sale of the Private Placement Warrants and have filed a Current Report on Form 8-K, including an audited balance sheet of our Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Series A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Series A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, our Amended and Restated Certificate of Incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Furthermore, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or make an acquisition more costly to complete. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the IPO (or 27 months if an agreement in principle event has occurred), we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the IPO (or 27 months if an agreement in principle event has occurred), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans.   On April 15, 2021, we put in place a Working Capital Loan of $2,500,000 with the Sponsor (as amended and restated, the "Working Capital Loan"). During the first quarter of 2022, we amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of December 31, 2021, we had borrowed $1,000,000 under the Working Capital Loan and an additional $1,000,000 was borrowed during the first quarter of 2022.  If we complete an initial business combination, we would repay the Working Capital Loan out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.  However, entities, including our Sponsor and/or LMC, are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from other parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the IPO, the sale of the Private Placement Warrants not being held in the Trust Account and amounts available under the Working Capital Loan are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on additional loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the Private Placement Warrants, only approximately $1,750,000 was available to us initially outside the Trust Account to fund our working capital requirements.   On April 15, 2021, we put in place a Working Capital Loan of $2,500,000 with the Sponsor. During the first quarter of 2022, we amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of December 31, 2021, we had borrowed $1,000,000 under the Working Capital Loan and an additional $1,000,000 was borrowed during the first quarter of 2022.  If we are required to seek additional capital, we would need to borrow additional funds from our Sponsor, LMC or its subsidiaries or other third parties to operate or may be forced to liquidate. None of our Sponsor, LMC or its subsidiaries is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor will agree that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of: (1) $10.00 per public share; and (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per public share; and (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not complete our initial business combination in the allotted time frame or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with any liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our public stockholders in connection with any liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resell or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed our initial business combination within 24 months of the closing of the IPO or during any subsequent Extension Period, our public stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed our initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred), we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our Amended and Restated Certificate of Incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the General Corporation Law of the State of Delaware (the “DGCL”). In that case, investors may be forced to wait beyond the initial 24 months (or 27 months if an agreement in principle event has occurred) before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Amended and Restated Certificate of Incorporation and then only in cases where investors have properly sought to redeem their shares of Series A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period or do not amend certain provisions of our Amended and Restated Certificate of Incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month (or 27 months if an agreement in principle event has occurred) from the closing of the IPO (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the completion of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our completion of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management.

The grant of registration rights to our Sponsor, LMC and their permitted transferees and the grant of preemptive rights to our Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Series A common stock.

Pursuant to an investor rights agreement and a forward purchase agreement, at or after the time of our initial business combination, our Sponsor, LMC and/or their permitted transferees can demand that we register the resale of the Private Placement Warrants, the Forward Purchase Warrants, warrants that may be issued upon conversion of the Working Capital Loan, warrants purchased by them in the open market and shares of Series A common stock purchased by them in the open market or issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and additional shares of Series B common stock purchased by LMC or our Sponsor in connection with our initial business combination (if any), (4) exercise of the Forward Purchase Warrants and (5) exercise of warrants issued upon conversion of the Working Capital Loan (if any). Our Sponsor, LMC and/or the permitted transferees can also demand that we register securities we may issue by way of a stock dividend, recapitalization, merger or similar transaction. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Series A common stock.

In addition, the investor rights agreement provides that upon certain issuances of equity securities by us (other than issuances due to the exercise of warrants), our Sponsor will have certain contractual preemptive rights which are intended to allow our Sponsor and LMC to maintain their percentage ownership of our outstanding common stock and voting stock. See “Principal Stockholders — Registration and Preemptive Rights.”

The existence of the registration and preemptive rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Series A common stock that is expected when the common stock owned by our Sponsor or their permitted transferees, the Private Placement Warrants are registered for resale or warrants issued in connection with the Working Capital Loan.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus on the media, digital media, music, entertainment, communications, telecommunications and technology industries, we may seek to complete a business combination with an operating company in any industry, sector or geographic area. However, we are not, under our Amended and Restated Certificate of Incorporation, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors that may be outside of our management team’s areas of expertise.

We will consider a business combination outside of our management team’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and our management team’s areas of expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenue or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenue or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

We are not required to obtain an opinion from an independent investment banking firm or another accounting, valuation or appraisal firm that such initial business combination is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 3,000,000,000 shares of Series A common stock, par value $0.0001 per share, 1,000,000,000 shares of Series B common stock, par value $0.0001 per share, 5,000,000,000 shares of Series C common stock, par value $0.0001 per share, and 200,000,000 shares of Series F common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 2,921,000,000 and 185,625,000  authorized but unissued shares of Series A and Series F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the issuance of Series B common stock upon the conversion of the Series F common stock or the issuance of Series A common stock upon the conversion of such Series B common stock or any securities issuable pursuant to the Forward Purchase Agreement (including shares issuable upon exercise of Forward Purchase Warrants). Shares of Series F common stock will automatically convert at the time of our initial business combination, or earlier at the option of the holder, into shares of Series B common stock on a one-for-one basis and following our initial business combination each share of Series B common stock entitles the holder to ten votes per share. Prior to and following our initial business combination, each share of Series B common stock is convertible, at the option of the holder, into one share of our Series A common stock. There are no shares of Series B common stock, Series C common stock or preferred stock outstanding.

In connection with our initial business combination, we have agreed to issue to our Sponsor 25,000,000 Forward Purchase Units consisting of one share of Series B common stock and one-fifth of a forward purchase warrant, and, in the event our Sponsor exercises its right to provide, or cause LMC or any of its wholly owned subsidiaries to provide, incremental funding, we will issue additional shares of Series B common stock to our Sponsor, LMC or any of its wholly owned subsidiaries, as applicable, for $10.00 per share. We may issue a substantial number of additional shares of common stock or preferred stock in order to complete our initial business combination (including by issuing Series B common stock to our Sponsor pursuant to its reserved purchase right) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Series A common stock in connection with the redemption of warrants. However, our Amended and Restated Certificate of Incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our Amended and Restated Certificate of Incorporation on any initial business combination. The issuance of additional shares of common or preferred stock, including pursuant to the Forward Purchase Agreement:

•	may significantly dilute the equity interest and voting power of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Series A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our company has overlapping directors and management with multiple entities, each of which may lead to conflicting interests. Additionally, certain of our officers and directors have, and in the future may have, additional fiduciary or contractual obligations to one or more other entities which may lead to additional conflicting interests.

All of our officers also serve as executive officers of one or more of LMC, Qurate Retail, Inc., Liberty Broadband Corporation, Liberty TripAdvisor Holdings, Inc. and their subsidiaries and certain other entities with an executive management team that may from time to time include one or more members of our management team (the "related companies"), and there are overlapping directors with such entities. Our officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at any of the related companies have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more of the related companies to which they owe fiduciary duties.

Each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Also, none of LMC, our Sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.

One or more of the related companies may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunities, we may be precluded from procuring such opportunities. In addition, investment ideas generated within LMC may be suitable for both us and for one or more other entities and may be directed to such entity rather than to us.

In addition, LMC has adopted a policy pursuant to which any business combination opportunity that is a corporate opportunity of LMC that may also be a business combination opportunity for our Company will first be presented to a standing committee of the board of directors of LMC for consideration as to whether LMC desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our Company for consideration. John C. Malone, Chairman of the Board of LMC, is the sole member of that committee and does not serve in any fiduciary capacity at our Company.

LMC has direct and indirect interests in subsidiaries and other companies which are engaged in a broad array of industries, including media, digital media, music, entertainment, communications, telecommunications and technology. Conflicts may arise from LMC’s indirect ownership of our Company, as well as from actions undertaken by any its subsidiaries. Additionally, LMC may take commercial steps which may have an adverse effect on us, including with respect to any target we acquire in the initial business combination.

Moreover, most of our directors and officers continue to own stock and options to purchase stock in one or more of the related companies. Additionally, our directors or officers could own disproportionate interests (in percentage or value terms) in any of LMC’s tracking stocks. These ownership interests and/or such disparity could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and the related companies.

Furthermore, we may enter into transactions with one or more of the related companies. While any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines, there can be no assurance that the terms of any such transactions will be as favorable to us as would be the case where there is no overlapping officer or director. See “— We may engage in a business combination with one or more target businesses that may be owned by our Sponsor or one or more of the related companies, or its or their officers or directors, which may raise potential conflicts of interest.”

We are dependent upon our executive officers and directors who must allocate their time among our business and other businesses. The departure of our executive officers or directors or conflicts of interest in their determination as to how much time to devote to our affairs could have a negative impact on our ability to complete our initial business combination.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations, including our search for an initial business combination, and these other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination, nor do we have any employment agreement with, or key-man insurance on the life of any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

In addition, certain of our officers and directors are employed by or otherwise provide service to LMC or other companies that may make investments in, or operate in, industries we may target for our initial business combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

From time to time, we and members of our management team may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving competition and antitrust, securities, tax, commercial disputes, and other matters that could adversely affect our financial condition. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, such litigation and regulatory proceedings require a great deal of financial resources and attention from us and our management team. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, or penalties and fines, and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and the related companies may from time to time be involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our officers, directors and security holders may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or any other entities from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a business that is owned by our Sponsor or any of the related companies, or its or their officers or directors, or make the acquisition through a joint venture or other form of shared ownership with our Sponsor or any of the related companies, or its or their officers or directors, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, the related companies have invested, and may in the future invest, in a broad array of industries, including media, digital media, music, entertainment, communications, telecommunications and technology. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such entities.

We may engage in a business combination with one or more target businesses that may be owned by our Sponsor or one or more of the related companies, or its or their officers or directors, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses owned by our Sponsor or any of the related companies, or its or their officers or directors, or make the acquisition through a joint venture or other form of shared ownership with our Sponsor or any of the related companies, or its or their officers or directors. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a future issuance to any such parties, which may give rise to certain conflicts of interest. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any such entities, we would pursue such a transaction if we determined that such an entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. While we are not required to obtain an opinion regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses owned by the related companies, or any of their subsidiaries, or our Sponsor, or its or their officers or directors, in the event we do not obtain such an opinion, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In November 2020, our Sponsor purchased an aggregate of 17,250,000 Founder Shares for an aggregate purchase price of $25,000. In November 2020, our Sponsor contributed an aggregate of 2,875,000 Founder Shares to our capital for no consideration, resulting in our Sponsor holding an aggregate of 14,375,000 Founder Shares, with an effective purchase price of approximately $0.0017 per share. The Founder Shares will be worthless if we do not complete an initial business combination.

Our Sponsor has purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $1.50 per warrant ($15,000,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Each private placement warrant entitles the holder thereof to purchase one share of our Series A common stock at a price of $11.50 per share, subject to adjustment.

Certain members of our management team directly or indirectly own our securities, and the personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no existing commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt (other than the Working Capital Loan), we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenue after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Warrants and Forward Purchase Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our Amended and Restated Certificate of Incorporation does not provide a specified maximum redemption threshold, except that in no event can we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor or any of the related companies. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

The exercise price for the Public Warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the Public Warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the IPO. The exercise price for our Public Warrants is $11.50 per share, subject to adjustments. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Amended and Restated Certificate of Incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain provisions of our Amended and Restated Certificate of Incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 66 2/3% of the total voting power of our outstanding capital stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Amended and Restated Certificate of Incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our Amended and Restated Certificate of Incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of holders of more than 50% of the total voting power of the outstanding shares of our common stock entitled to vote thereon as well as more than 50% of the outstanding Series F common stock) related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 66 2/3% of the total voting power of our outstanding capital stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 66 2/3% of the total voting power of our outstanding capital stock. Prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Series F common stock is required to approve the election or removal of directors. Our Sponsor, who beneficially owns 20% of our outstanding capital stock, may participate in any vote to amend our Amended and Restated Certificate of Incorporation and/or trust agreement and has the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Certificate of Incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our Sponsor, executive officers and directors have agreed, pursuant to a letter agreement, that they will not propose any amendment to our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the

IPO (or 27 months if an agreement in principle event has occurred) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Series A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement with our Sponsor, executive officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsor for any breach of these agreements.

Certain material agreements may be amended without stockholder approval.

The underwriting agreement relating to the IPO, the letter agreement between us and our Sponsor, executive officers and directors, the investor rights agreement among us, our Sponsor and LMC, the Forward Purchase Agreement between us and our Sponsor, the services agreement between us and LMC and the facilities sharing agreement among us, our Sponsor and a subsidiary of LMC, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our Founder Shares and preemptive rights held by our Sponsor, that our public stockholders might deem to be material.

While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the completion of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO, the sale of the Private Placement Warrants and Forward Purchase Units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants and Forward Purchase Units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Other than in connection with the Forward Purchase Agreement, none of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our Sponsor controls the election of our board of directors and holds a substantial interest in us. As a result, the Sponsor will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Sponsor owns 20% of the voting power of our common stock. In addition, prior to our initial business combination, only holders of our Series F common stock will have the right to appoint, elect and remove our board of directors. Holders of our public shares will have no right to vote on the election of directors during such time.

These provisions of our Amended and Restated Certificate of Incorporation may only be amended by holders of more than 50% of the total voting power of the outstanding shares of our common stock entitled to vote thereon as well as more than 50% of the outstanding Series F common stock. As a result, you will not have any influence over the election of directors prior to our initial business combination, and will have limited voting rights following our initial business combination.

Our Sponsor has no current intention to purchase additional securities, other than pursuant to the Forward Purchase Agreement and as disclosed in the prospectus for the IPO, which may include participation in a private placement of securities, exercise of warrants or contractual preemptive rights. Factors that would be considered in making such additional purchases would include whether our Sponsor will have majority voting power following our initial business combination without such a purchase and consideration of the current trading price of our Series A common stock. For a discussion of risks relating to our capital structure following our initial business combination, see — “The voting structure of our common stock will have the effect of concentrating voting power with our Sponsor, which limits an investor’s ability to influence our policies and the outcome of important transactions, including a change in control.” As a result of its substantial ownership in our Company, our Sponsor may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Certificate of Incorporation and approval of major corporate transactions.

Our warrants, Founder Shares (including the voting rights thereof) and the reserved purchase right and preemptive rights of our Sponsor may have an adverse effect on the market price and voting power of our Series A common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 11,500,000 shares of our Series A common stock, at a price of $11.50 per whole share (subject to adjustment), as part of the units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 10,000,000 Private Placement Warrants, each exercisable to purchase one share of Series A common stock at a price of $11.50 per share, subject to adjustment. In addition, up to $2,500,000 of the Working Capital Loan with our Sponsor may be converted into warrants, at the price of $1.50 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants. Any issuance of Series A common stock upon exercise of these warrants will increase the number of outstanding shares of our common stock and reduce the value of any common stock we may issue to complete the business combination.

The Private Placement Warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Series A common stock issuable upon exercise of these warrants) may not be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination, except in certain circumstances; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Furthermore, our Sponsor currently holds 14,375,000 Founder Shares. The Founder Shares are convertible into shares of Series B common stock on a one-for-one basis. In connection with our initial business combination, we have also agreed to issue to our Sponsor 25,000,000 Forward Purchase Units consisting of one share of Series  B common stock and one-fifth of a forward purchase warrant, and, in the event our Sponsor exercises its right to provide, or cause LMC or any of its wholly owned subsidiaries to provide, incremental funding, we will issue additional shares of Series  B common stock to our Sponsor, LMC or any of its wholly owned subsidiaries, as applicable, for $10.00 per share. The issuance of these shares of Series B common stock and the voting rights related to our Series B common stock could make us a less attractive acquisition vehicle to a target business or make an acquisition more costly or difficult to complete.

In addition, the investor rights agreement provides that, following our initial business combination, our Sponsor will have certain contractual preemptive rights to maintain its proportionate interest in our common stock and voting stock by purchasing additional shares of Series  B common stock or other equity securities as a result of certain issuances by our Company. Our public stockholders will not be entitled to similar preemptive rights with respect to such transactions. As a result, if our Sponsor elects to exercise its preemptive rights, (1) our Sponsor, LMC and its other subsidiaries may not experience the same dilution experienced by the other holders of our common stock and may in fact increase their relative voting power in us upon such exercise and (2) such other holders of our common stock may experience further dilution of their equity interest and relative voting power in us upon such exercise.

Shares of Series A common stock issued pursuant to the Private Placement Warrants and shares of Series B common stock issued upon conversion of the Founder Shares, pursuant to the Forward Purchase Agreement or to our Sponsor in connection with the initial business combination or its contractual preemptive rights may significantly dilute the value and/or the voting power of the shares of Series A common stock and may make effectuating our initial business combination more difficult.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As a result, included on our condensed balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are financial instrument liabilities related to our various warrants and the Forward Purchase Agreement. ASC Topic 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings (loss) in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination.

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

Following issuance of the SEC Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement and additional consultations, it was appropriate to restate our previously issued audited balance sheet as of January 26, 2021 and our previously issued unaudited financial statements as of and for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 to account for the warrants and Forward Purchase Agreement as liabilities measured at fair value, rather than equity securities (the “Restatement”). See “—Our warrants and the Forward Purchase Agreement are accounted for as liabilities and the changes in value of our warrants and the Forward Purchase Agreement could have a material effect on our financial results.”  As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

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

Risks Relating to the Post-Business Combination Company

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak or a significant outbreak of other infectious diseases;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;
•	deterioration of political relations with the United States;
•	obligatory military service by personnel; and
•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such business combination or, if we complete such business combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target or otherwise acquires an interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target, our stockholders prior to our initial business combination (including our Sponsor) may collectively own a minority interest (economic and/or voting) in the post business combination company, depending on, among other things, valuations ascribed to the target and us in our initial business combination and any changes in our post business combination capital structure. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, issue a substantial number of new shares to third-parties in connection with financing our initial business combination or our Sponsor could convert some or all of its Series B common stock into Series A common stock. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock or other changes in our capital structure, our stockholders immediately prior to such transaction (including our Sponsor) could own less than a majority of our outstanding shares of common stock subsequent to such transaction, and therefore a minority interest (economic and/or voting) in the post-transaction company. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

If our management team, following our initial business combination, is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management team could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

The officers and directors of a prospective target business may resign upon the completion of our initial business combination, which could negatively impact the operations and profitability of our post-combination business.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Series A common stock that such stockholder properly elected to redeem, subject to certain limitations; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO (or 27 months following an agreement in principle event) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred), subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We have not registered the shares of Series A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We have not registered the shares of Series A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the consummation of our initial business combination, we will use our commercially reasonable efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Series A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Series A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Series A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Series A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Series A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Series A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of units sold in the IPO. In such an instance, our Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of Series A common stock underlying their warrants while holders of our Public Warrants would not be able to exercise their warrants and sell the underlying shares of Series A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Series A common stock for sale under all applicable state securities laws. As a result, we may redeem warrants even if the holders are otherwise unable to exercise their warrants.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Series A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq prior to our initial business combination. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For example, in order for our Series A common stock to be listed upon the consummation of our initial business combination, among other things, we would be required to have at least 300 round lot holders at such time. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Series A common stock is a “penny stock” which will require brokers trading in our Series A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Series A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Series A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding Public Warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or Forward Purchase Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants or Forward Purchase Warrants will also require at least 50% of the then outstanding Private Placement Warrants or Forward Purchase Warrants, respectively. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of Delaware or the United States District Court for the District of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of Delaware located in Wilmington or the United States District Court for the District of Delaware, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of Delaware located in Wilmington or the United States District Court for the District of Delaware (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state courts located in the State of Delaware and the federal courts in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

(i) we issue additional shares of common stock or equity-linked securities, excluding Forward Purchase Units, for capital raising purposes in connection with the consummation of our initial business combination at a Newly Issued Price (as defined in note 5 to the accompanying financial statements) of less than $9.20 per share of common stock,

(ii) the aggregate gross proceeds from such issuances, excluding the Forward Purchase Units, represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii) the Market Value (as defined in note 5 to the accompanying financial statements) is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sales price of our Series A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem outstanding Public Warrants once they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Series A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) on the trading day prior to the date on which we send the notice of redemption to the warrant holders. In such a case, the holders will be able to exercise their warrants for cash or on a cashless basis prior to redemption and receive that number of shares of Series A common stock determined by reference to the table set forth in the prospectus for the IPO under “Description of Securities — Warrants — Public Stockholders’ Warrants” based on the redemption date and the “fair market value” of our Series A common stock (as defined under “Description — Warrants — Redemption of warrants when the price per share of Series A common stock equals or exceeds $10.00”, in the Prospectus for the IPO) except as otherwise described in the prospectus for the IPO. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Series A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Because each unit contains one-fifth of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. This is different from some other offerings similar to our IPO whose units include one share of Series A common stock and one whole warrant to purchase one share. We established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a fifth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The voting structure of our common stock will have the effect of concentrating voting power with our Sponsor, which will limit an investor’s ability to influence our policies and the outcome of important transactions, including a change in control.

Following our initial business combination, our authorized capital stock will consist of Series A common stock, entitling the holder to one vote per share, Series B common stock entitling the holder to ten votes per share, and Series C common stock, the holder of which will not be entitled to any voting powers except to the extent required by Delaware law. Following our initial business combination, the holders of Series A common stock and Series B common stock will generally vote together as a single class on matters presented for a stockholder vote, except as required by Delaware law or stock exchange rule. In connection with our initial business combination (or earlier at our Sponsor’s election), the outstanding shares of Series F common stock held by our Sponsor will be converted on a one-for-one basis into shares of Series B common stock, and we have agreed to issue to our Sponsor 25,000,000 Forward Purchase Units consisting of one share of Series B common stock and one-fifth of a forward purchase warrant. The high-vote nature of our Series B common stock differs from the typical capital structure of many other special purpose acquisition companies and will significantly dilute the voting power of the public stockholders following our initial business combination. As a result, we expect that following our initial business combination our Sponsor and LMC would have the ability to exercise control over our affairs, policies and operations, such as the appointment of management, future issuances of our common stock or other securities, the payment of dividends on our common stock, the incurrence of debt by us and matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and any change of control of our Company. In addition, in connection with our initial business combination, in the event our Sponsor exercises its right to provide, or cause LMC or any of its wholly owned subsidiaries to provide, incremental funding, we will issue additional shares of Series B common stock to our Sponsor, LMC or any of its wholly owned subsidiaries, as applicable. Following our initial business combination, our Sponsor will have certain contractual preemptive rights to maintain its proportionate interest in our common stock and voting stock by purchasing additional shares of Series B common stock or other equity securities as a result of certain issuances by our Company. Any such issuances of Series B common stock may further dilute the voting power of the Series A common stock. Our Sponsor may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

Our Sponsor’s equity ownership may create or appear to create conflicts of interest.

Our Sponsor’s ownership, and our officers’ and certain of our directors’ indirect ownership through LMC’s ownership of our Sponsor, of our Series B common stock may create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Series A common stock, including the structure of our initial business combination, any financing or private placement in connection with our initial business combination, the election of directors, amendments of our organizational documents and any merger, consolidation or sale of all or substantially all of our assets.

Since only holders of our Founder Shares have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the appointment of directors until our initial business combination. Additionally, following our initial business combination, Series B common stock will have ten votes per share and Series A common stock will have one vote per share, concentrating voting power with the holders of our Founder Shares which may at such time exceed 50% of the voting power of the company. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Our governance structure and our Amended and Restated Certificate of Incorporation may negatively affect the decision by certain institutional investors to purchase or hold shares of our Series A common stock.

The holding of low-voting stock, such as our Series A common stock, or if it is issued in the future, our non-voting Series C common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Our multi-class capital structure may make us ineligible for inclusion in any of these and certain other indices following our initial business combination, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices would not invest in our stock. These policies may depress our valuation compared to those of other similar companies that are included in such indices.

Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.

Principles of Delaware law and the provisions of our Amended and Restated Certificate of Incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and also provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with our Company or our Company’s directors, officers or employees.

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery does not have subject matter jurisdiction, another state court within the State of Delaware or, if no state court in Delaware has subject matter jurisdiction, the federal district courts of the United States of America) shall be the sole and exclusive forum for any stockholder (including a beneficial owner within the meaning of Section 13(d) of the Exchange Act) to bring (1) any derivative action, suit or proceeding brought or purportedly brought on behalf of our Company, (2) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, stockholder, officer, employee or agent of our Company to our Company or our stockholders, or any claim of aiding and abetting such breach, (3) any action, suit or proceeding asserting a claim arising pursuant to, or seeking to enforce any right, obligation, or remedy under, any provision of the DGCL or the Amended and Restated Certificate of Incorporation or the amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of Amended and Restated Certificate of Incorporation or the amended and restated bylaws, (5) any action asserting a claim against our Company or any director or officer of our Company governed by the internal affairs doctrine, (6) any action, suit, or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery, or (7) any action, suit or proceeding asserting an “internal corporate claim” as defined in Section 115 of the DGCL; in all cases, subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Notwithstanding the foregoing, the provisions of this paragraph will not apply to any actions arising under the Securities Act or the Exchange Act or otherwise arising under federal securities laws, for which the federal district courts of the United States of America shall be the sole and exclusive forum.

Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Amended and Restated Certificate of Incorporation also provides that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Amended and Restated Certificate of Incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware or a federal district court of the United States of America (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state courts located within the State of Delaware and the federal courts as applicable in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees and may result in additional costs for a stockholder seeking to bring a claim. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of time and resources of our management team and board of directors.

We have adopted certain provisions in our Amended and Restated Certificate of Incorporation and amended and restated bylaws that we intend to retain following the initial business combination that may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

We have adopted certain provisions in our Amended and Restated Certificate of Incorporation and amended and restated bylaws that we intend to retain following the initial business combination that may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:

•	authorizing a capital structure with multiple series of common stock, including Series A common stock that entitles the holder to one vote per share, Series B common stock that entitles the holders to initially one vote per share or, following our initial business combination, ten votes per share, Series C common stock that, except as otherwise required by applicable law, entitles the holder to no voting rights and a Series F common stock that, prior to the completion of our initial business combination, will be the only shares entitled to vote on the election of directors;

•	from and after our initial business combination, classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	requiring stockholder approval by holders of at least 66 2/3% of our total voting power of our outstanding capital stock or approval by at least 80% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our Company, a sale of all or substantially all of our assets or an amendment to our restated charter (except for any stockholder approval in connection with our initial business combination);
•	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors, if approved by at least 80% of the members of our board of directors then in office, to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company;

•	following the completion of our initial business combination, prohibiting stockholders from filling vacancies on our Board of Directors, which will only be able to be filled by our Board of Directors;

•	following the completion of our initial business combination, providing that any or all of our directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class.

Together these provisions could also make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. These provisions may also affect a target’s desire to enter into an initial business combination with us.

General Risk Factors

We are a newly incorporated company with no operating history and no revenue, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenue.

Past performance by LMC, Mr. Maffei and other members of our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or LMC is presented for informational purposes only. Past experience and performance, including related to acquisitions, of our management team or LMC is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any business combination we may consummate. You should not rely on the historical record or performance of LMC, Mr. Maffei or other members of our management team or any related investment’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in LMC or an LMC tracking stock.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare us to other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second fiscal quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We will depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at 12300 Liberty Blvd, Englewood, Colorado, 80112. The cost for our use of this space is included in the $91,666 per month fee we pay to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the Nasdaq Capital Market on January 22, 2021. Each Unit consists of one share of Series A common stock and one-fifth of one redeemable warrant to purchase one share of Series A common stock, and trade under the symbol “LMACU.” Shares of Series A common stock and warrants that were separated trade on the Nasdaq Capital Market under the symbols “LMACA” and “LMACW,” respectively.

The Sponsor holds an aggregate of 14,375,000 shares of the Company’s Series F common stock which are the only Series F common stock shares outstanding.  The Series F shares are not listed and there is no established public trading market for that security.

Holders

As of December 31, 2021, there was one record holder for each of our Units, separately traded Series A common stock, separately traded redeemable warrants, and Private Placement Warrants.  Additionally, the Sponsor is the sole holder of our Series F common stock. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying financial statements and the notes thereto. Additionally, see note 2 in the accompanying financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

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

On November 6, 2020, the Sponsor purchased 17,250,000 shares of the Company’s Series F common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On November 18, 2020, the Sponsor contributed an aggregate of 2,875,000 Founder Shares to the Company’s capital for no consideration resulting in the Sponsor holding an aggregate of 14,375,000 Founder Shares, including 1,875,000 Founder Shares that were subject to forfeiture for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On January 26, 2021, the underwriter exercised the full over-allotment option and therefore the 1,875,000 Founder Shares are no longer subject to forfeiture. The fair value of the Founder Shares at the date of our initial public offering (“IPO”) date was determined to be approximately $139,000,000 based on the value of the Series A common stock that was issued on the same day as a proxy for value.  The value of these shares will not ultimately be realized until an initial business combination is completed.

The registration statement for our IPO became effective on January 21, 2021. On January 26, 2021, we consummated the IPO of 57,500,000 units (the “Units”), including 7,500,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Series A common stock of the Company, par value $0.0001 per share (“Series A Common Stock”), and one-fifth of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Series A Common Stock for $11.50 per share, subject to adjustment, following the later of 30 days after the consummation of the initial business combination and 12 months from the closing of the IPO. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $575,000,000.

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

A total of $575,000,000, comprised of proceeds from the IPO and the issuance of the Private Placement Warrants was placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the consummation of the initial business combination; (2) the redemption of any Series A Common Stock properly submitted in connection with a stockholder vote to amend the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company's obligation to allow redemptions in connection with the initial business combination or to redeem 100% of its Series A Common Stock if the Company does not complete its initial business combination within 24 months from the closing of the IPO (or 27 months from the closing of the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO, which we refer to as an “agreement in principle event”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Series A Common Stock if it is unable to complete its initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred), subject to applicable law.

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

Results of Operations

From November 6, 2020 (inception) until our IPO on January 26, 2021, our entire activity was in preparation for our IPO, and, following our IPO through December 31, 2021, our entire activity has been limited to the search for a prospective initial business combination.

For the years ended December 31, 2021 and 2020, we had net losses of $23,956,566 and $1,300, respectively, which consisted of $21,060,185 and zero of unrealized losses on financial instruments, net, respectively, and $2,805,400 and $1,300 of general and administrative expenses, respectively, and non-cash interest expense related to the Working Capital Loan (see note 3 to the accompanying financial statements) of $144,393 and zero, offset slightly by $53,412 and zero of interest earned on the cash and marketable securities held in the Trust Account, respectively.  Changes in the fair value of financial instruments recognized in the statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments.

Liquidity and Capital Resources

As of December 31, 2021, we had $287,403 in cash (excluding funds held in the Trust Account) which, along with other assets, resulted in a working capital deficit of $427,813.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of Founder Shares to our Sponsor, and loan proceeds from our Sponsor of $169,933 under a promissory note we entered into with our Sponsor (the “Note”). We repaid the Note in full on January 26, 2021. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement. See “Overview” for additional information regarding the IPO, Private Placement and Trust Account. Additionally, on April 15, 2021, the Company entered into a Working Capital Loan with the Sponsor (see note 3 to the accompanying financial statements). During the first quarter of 2022, we amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of December 31, 2021 we had borrowed $1,000,000 and an additional $1,000,000 was borrowed during the first quarter of 2022.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of the initial business combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, payments under the shared services and facilities sharing arrangements, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.  If the Company’s estimate of the costs of undertaking due diligence and other activities related to consummating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor and/or third parties. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We do not have any long-term debt obligations, finance lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

On January 26, 2021, we entered into a services agreement and facilities sharing agreement pursuant to which we pay LMC and certain of its subsidiaries a total of $91,666 per month for office space, administrative and support services.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($11,500,000) was paid at the closing of the IPO and 3.5% ($20,125,000) was deferred. The deferred underwriting discount will be paid to the underwriters upon the consummation of the initial business combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Financial Instruments

We account for the Public Warrants, Private Placement Warrants and Forward Purchase Agreement, (collectively the “Financial Instruments”) in accordance with the guidance contained in Accounting Standards Codification Topic 815, Derivatives and Hedging, under which the Financial Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Financial Instruments as liabilities at their fair value and adjust the Financial Instruments to fair value at each reporting period. The Public Warrants, at the IPO date where no observable traded price was available, were valued using a Monte Carlo simulation. For periods subsequent to when the Public Warrants traded separately from the Units, the Public Warrant quoted market price was used as the fair value of the Public Warrants.  The fair value of the Private Placement Warrants is determined using a Black-Scholes option pricing model using observable market data as the significant inputs (volatility, risk free rate and dividend yield). The fair value of the Forward Purchase Agreement (as described in note 3 of the accompanying financial statements) is calculated as the difference between the present value of the aggregate $250,000,000 commitment and the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement, based on the public trading price of the Units (as defined in note 1 of the accompanying financial statements) issued in the Company’s Initial Public Offering.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

The financial statements of Liberty Media Acquisition Corporation are filed under this Item, beginning on page II-7.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2021 because of a material weakness in our internal control over financial reporting related to the reclassification of the Company’s warrants, accounting for the Forward Purchase Agreement and other accounting matters which resulted in the restatement of our audited opening balance sheet and the subsequent quarterly condensed financial statements filed on Form 10-Q, as discussed in more detail below and in the Form 10-Q/A filed for each of the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Management will monitor the remediation of the material weakness, as described below.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, except as described below, that occurred during the Company’s quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

Due to the events that led to the restatement of our audited opening balance sheet as reported in our Form 8-K as of January 26, 2021, and the restatements of our unaudited financial statements as of and for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, management has identified a material weakness in our internal controls related to the accounting for complex financial instruments.

Prior to our IPO, accounting services were provided to our company by a third party accounting firm that specialized in special purpose acquisition companies. In connection with our IPO, we entered into a shared services arrangement with LMC. Following the IPO, we transitioned the accounting services to the resources available to us under the shared services arrangement, which includes the experience and expertise of LMC personnel in evaluating complex accounting issues. Utilizing these resources, we reviewed accounting literature, research and guidance and made conclusions regarding these complex accounting issues. In addition, we engaged a third party expert to review and evaluate management’s conclusions regarding these complex issues.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Liberty Media Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Liberty Media Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from November 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from November 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company determined that the mandatory liquidation date of January 26, 2023 and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 31, 2022

LIBERTY MEDIA ACQUISITION CORPORATION

Balance Sheets

December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$287,403	—
Prepaid expenses and other current assets	694,950	—
Deferred offering costs associated with IPO	—	797,479
Total current assets	982,353	797,479
Cash and marketable securities held in Trust Account	575,053,412	—
Prepaid expenses and other assets	49,102	—
Total assets	576,084,867	797,479

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	442,342	619,296
Sponsor loans (note 3)	727,825	154,483
Other current liabilities	239,999	—
Total current liabilities	1,410,166	773,779
Public Warrants (notes 2 and 5)	20,125,000	—
Private Placement Warrants (notes 2, 3 and 5)	18,600,000	—
Forward Purchase Agreement (notes 2, 3 and 5)	15,405,866	—
Deferred offering costs	20,125,000	—
Total liabilities	75,666,032	773,779

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,053,412	—

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized;0 shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption) at December 31, 2021 and December 31, 2020	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(74,659,577)	(1,300)
Total stockholders’ equity (deficit)	(74,634,577)	23,700
Total liabilities and stockholders' equity (deficit)	$576,084,867	797,479

See accompanying notes to financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Statements of Operations

Year ended December 31, 2021 and period from November 6, 2020 (inception) through December 31, 2020

		For the period from
		November 6, 2020
	Year Ended	(inception) through
	December 31, 2021	December 31, 2020
General, administrative and formation costs	$(2,805,400)	(1,300)
Income (loss) from operations	(2,805,400)	(1,300)

Other income (expense)
Interest expense	(144,393)	—
Interest income on marketable securities held in Trust Account	53,412	—
Realized and unrealized gains (losses), net	(21,060,185)	—
Total other income (expense)	(21,151,166)	—

Net earnings (loss)	$(23,956,566)	(1,300)

Basic and diluted net earnings (loss) per Series A common stock (note 2)	$(1.10)	—
Basic and diluted net earnings (loss) per Series F common stock (note 2)	$(1.10)	—

See accompanying notes to financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Statements of Cash Flows

Year ended December 31, 2021 and period from November 6, 2020 (inception) through December 31, 2020

		For the period from
		November 6, 2020
		(inception) through
	Year Ended	December 31,
	December 31, 2021	2020
Cash Flows from Operating Activities:
Net earnings (loss)	$(23,956,566)	$(1,300)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Accrued expenses	—	1,300
Realized and unrealized (gains) losses, net	21,060,185	—
Non-cash interest expense	144,393	—
Interest earned on Trust Account	(53,412)	—
Changes in current assets and current liabilities:
Prepaid and other assets	(744,052)	—
Accounts payable and accrued expenses	(176,954)	—
Net cash used in operating activities	(3,726,406)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(575,000,000)	—
Net cash used in investing activities	(575,000,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	575,000,000	—
Proceeds from private placement	15,000,000	—
Payments of offering costs	(11,831,708)	—
Borrowings on Sponsor loans	1,000,000
Payments on Sponsor loans	(154,483)	—
Net cash provided by financing activities	579,013,809	—

Net Change in Cash	287,403	—
Cash — Beginning of period	—	—
Cash — End of period	$287,403	$—

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Sponsor for issuance of Series F common stock	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$617,996
Deferred offering costs paid by Sponsor	$—	$154,483
Deferred underwriters' costs	$20,125,000	$—

See accompanying notes to financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Statements of Stockholders’ Equity (Deficit)

For the period from November 6, 2020 (inception) through December 31, 2021

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of November 6, 2020 (inception)	$—	—	—	—	—
Issuance of Series F common stock to Sponsor	—	1,438	23,562	—	25,000
Net earnings (loss)	—	—	—	(1,300)	(1,300)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(23,956,566)	(23,956,566)
Measurement adjustment on redeemable common stock	—	—	—	(50,701,711)	(50,701,711)
Balance as of December 31, 2021	$—	1,438	23,562	(74,659,577)	(74,634,577)

See accompanying notes to financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

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

As of December 31, 2021, the Company had not commenced any operations. From November 6, 2020 (inception) until the Company’s initial public offering (“IPO”) on January 26, 2021, the Company’s entire activity was in preparation for the Company’s IPO, and, following the Company’s IPO through December 31, 2021, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenue until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO, and non-operating unrealized gains and losses related to financial instruments initially recorded at the IPO date. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s IPO was declared effective on January 21, 2021 (the "Effective Date"). On January 26, 2021, the Company consummated the IPO of 57,500,000 units, each consisting of one share of Series A common stock of the Company and one-fifth of one redeemable warrant of the Company (the “Units,” with respect to the shares of Series A common stock included in the Units being offered, the “Public Shares”, and with respect to the warrants, the “Public Warrants”), at $10.00 per Unit, including the underwriter exercising their full over-allotment option, generating gross proceeds of $575,000,000 which were placed in a trust account (the “Trust Account”). Each whole Public Warrant entitles the holder to purchase one share of Series A Common Stock at a price of $11.50 per share. Substantially concurrent with the closing of the IPO, the Company consummated the sale of 10,000,000 warrants (the "Private Placement Warrants") to its Sponsor (as defined below), at a price of $1.50 per Private Placement Warrant, which is discussed in note 3.  Additionally, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) under which the Sponsor obtained the right to acquire 25,000,000 Forward Purchase Units (each, a “Forward Purchase Unit’’) for $250,000,000, in the aggregate, in connection with the Company's initial business combination, which is discussed in note 3.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial business combination.

The Company’s initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of signing an agreement to enter into an initial business combination. However, the Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an initial business combination.

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

The Company’s sponsor, Liberty Media Acquisition Sponsor, LLC (the “Sponsor”), and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in note 3), Private Placement Warrants and Public Shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

Liquidity and Going Concern

As of December 31, 2021, the Company had cash outside the Trust Account of $287,403 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in an initial business combination or to redeem common stock. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor under the Note (as defined in note 3) in an aggregate amount of $169,933, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, and borrowings under the Working Capital Loan with the Sponsor (as defined in note 3).

The Company anticipates that the $287,403 outside of the Trust Account as of December 31, 2021, and the unused portion of the Working Capital Loan will be sufficient to allow the Company to operate through January 26, 2023, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loan from the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, Presentation of Financial Statements — Going Concern, management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by January 26, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.  The Company considers the fair value of the Private Placement Warrants and Forward Purchase Agreement to be its most significant accounting estimate.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were substantially held in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (1) the consummation of the initial business combination; (2) the redemption of any Series A Common Stock properly submitted in connection with a stockholder vote to amend the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company's obligation to allow redemptions in connection with the initial business combination or to redeem 100% of its Series A Common Stock if the Company does not complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Series A Common Stock if it is unable to complete its initial business combination within the Combination Period (or 27 months if an agreement in principle event has occurred), subject to applicable law. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Series A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 57,500,000 shares of Series A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

Below is a reconciliation of the net earnings (loss) per common share:

	For the	For the period from
	year	November 6, 2020
	ended	(inception) through
	December 31,	December 31,
	2021	2020
Net earnings (loss)	$(23,956,566)	(1,300)
Adjustment to Redeemable Series A Common Stock	(50,701,711)	—
Net earnings (loss) attributable to shareholders	$(74,658,277)	(1,300)

Redeemable Series A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Series A Common Stock	$(58,972,498)	—
Denominator: Basic and diluted weighted average shares outstanding	53,561,644	—
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$(1.10)	—

Non-Redeemable Series F Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Series F Common Stock	$(15,685,779)	(1,300)
Denominator: Basic and diluted weighted average shares outstanding	14,246,575	12,500,000
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$(1.10)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures, approximates the carrying amounts presented in the balance sheets.

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

Notes to Financial Statements

December 31, 2021 and 2020

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$575,053,412
Liabilities:
Public Warrants	1	$20,125,000
Forward Purchase Agreement	2	$15,405,866
Private Placement Warrants	2	$18,600,000
Conversion feature of Working Capital Loan	2	$239,999

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Public Warrants were originally valued using a Monte-Carlo simulation model using observable market data as significant inputs and were previously considered a Level 2 fair value at the IPO date. However, as of December 31, 2021, the value of the Public Warrants are based on quoted market prices considered to be traded on “active markets” and accordingly are reported in the foregoing table as Level 1 fair value.

The fair value of the Forward Purchase Agreement (as described in note 3) is calculated as the difference between the present value of the aggregate $250,000,000 commitment and the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement, based on the public trading price of the Units  issued in the Company’s IPO.

The fair value of the Private Placement Warrants is reported in the foregoing table as Level 2 fair value. The fair value of the Private Placement Warrants was derived from a Black-Scholes option pricing model using observable market data as the significant inputs.  The assumptions under the model include the underlying stock price, strike price, risk-free interest rate, estimated volatility, and the expected term. Expected stock price volatility is based on the implied volatility of the Public Warrants. The fair value of the underlying shares is the published closing market price on the Nasdaq Capital Market as of each reporting date, as adjusted for significant results, as necessary. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants. The fair value of the Public Warrants was determined using the close price as of the reporting date.

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

The fair value of the Private Placement Warrants was estimated at December 31, 2021 using the following assumptions:

Estimated dividend yield	0.00%
Expected volatility	22%
Risk-free interest rate	1.50%
Expected term (years)	5

The Company recognized an unrealized loss of $21,060,185 for the year ended December 31, 2021, related to the financial instruments noted above.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company currently has a full valuation for tax losses incurred from inception to December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

Forward Purchase Agreement

The Forward Purchase Agreement requires the Company to sell 25,000,000 shares of Series B common stock and 5,000,000 Forward Purchase Warrants to acquire shares of Series A common stock for aggregate proceeds of $250,000,000 contemporaneously with the completion of an initial business combination. The Forward Purchase Agreement is a single freestanding financial instrument, classified as a liability. The Company measures the Forward Purchase Agreement at fair value on a recurring basis with changes in fair value recognized in the statements of operations in the realized and unrealized gains (losses), net line item.

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

(3)   Related Party Transactions

Founder Shares

On November 6, 2020, the Sponsor purchased 17,250,000 shares of the Company’s Series F common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On November 18, 2020, the Sponsor contributed an aggregate of 2,875,000 Founder Shares to the Company’s capital for no consideration resulting in the Sponsor holding an aggregate of 14,375,000 Founder Shares, including 1,875,000 Founder Shares that were subject to forfeiture for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On January 26, 2021, the underwriters exercised the full over-allotment option and therefore the 1,875,000 Founder Shares are no longer subject to forfeiture.

Private Placement Warrants

Substantially concurrent with the closing of the IPO, the Sponsor purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $1.50 per warrant ($15,000,000 in the aggregate). The difference between these proceeds and the $17,500,000 fair value of the Private Placement Warrants at the IPO date was recorded to realized and unrealized gains (losses), net in the statements of operations. Each Private Placement Warrant is exercisable to purchase one share of Series A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.

Forward Purchase Agreement

The Company entered into the Forward Purchase Agreement under which the Sponsor (the “Forward Purchaser’’) obtained the right to acquire 25,000,000 Forward Purchase Units (each, a “Forward Purchase Unit’’) for $250,000,000, in the aggregate, in connection with the Company's initial business combination. Each Forward Purchase Unit will consist of

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

one share of Series B common stock (the “Forward Purchase Shares”), and one-fifth of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), at a purchase price of $10.00 per Forward Purchase Unit, and will be sold in a private placement that will close substantially concurrent with the closing of the Company’s initial business combination. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the units issued in the IPO.

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

Services Agreement and Facilities Sharing Agreement

The Company entered into agreements that require the Company to pay Liberty Media Corporation (“LMC”) a total of $91,666 per month for office space, administrative and support services. During the year ended December 31, 2021, we paid $931,445 to LMC, and had $91,666 included in the accounts payable and accrued expenses line item in the accompanying balance sheet as of December 31, 2021 for these services.

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (as amended and restated, “Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor.  During the first quarter of 2022, we amended the Working Capital Loan to increase the aggregate principal to $4,000,000.  As of December 31, 2021, the Company had borrowed $1,000,000 under the Working Capital Loan and an additional $1,000,000 was borrowed during the first quarter of 2022. The Company concluded that the Working Capital Loan is a debt host with a conversion feature which is considered a financial instrument required to be bifurcated. The conversion feature will be measured at fair value (Level 2) each period with the change in fair value recorded through the realized and unrealized (gains) losses, net line item in the accompanying statements of

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

operations. The debt balance will be accreted up to its par value using the effective interest rate method from the initial borrowing date to expected maturity. Interest expense for the year ended December 31, 2021 related entirely to the amortization of the discount. As of December 31, 2021, the unamortized discount was $272,175. The maturity date is the expected date of the initial business combination and therefore the conversion feature liability and the debt have been classified as current as of December 31, 2021. The conversion feature has been included in the other current liabilities line item in the accompanying balance sheet.

Other

In addition, each independent director receives annual cash compensation of $75,000. The Sponsor, officers and directors of the Company, and LMC and its subsidiaries will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations.

(4)   Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Forward Purchase Shares, Forward Purchase Warrants, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loan, if any (and any shares of Series A common stock issuable upon the exercise of the Forward Purchase Warrants, Private Placement Warrants or warrants issued upon the conversion of the Working Capital Loan and upon conversion of the Founder Shares) will be entitled to registration rights with respect to the Private Placement Warrants, Forward Purchase Warrants, warrants issued upon conversion of the Working Capital Loan, if any, warrants purchased by them in the open market, and shares of Series A common stock purchased by them in the open market or issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with the Company’s initial business combination (if any), (4) exercise of the Forward Purchase Warrants, and (5) exercise of warrants issued upon conversion of the Working Capital Loan, if any, pursuant to an investor rights agreement entered into at the closing of the IPO requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands in any 12-month period, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Company’s initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The holders will also have registration rights in connection with certain hedging and financing transactions that they may enter into with respect to these securities. However, the investor rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Following the consummation of the initial business combination, the Sponsor will have certain rights to maintain its proportionate interest in the Company’s common stock or voting stock by purchasing additional shares as a result of certain issuances by the Company. Upon certain events, the Company’s Sponsor will have the right to purchase such equity securities issuable in connection with the events which will, when added to the issued and outstanding common shares beneficially owned by LMC and its wholly owned subsidiaries immediately prior to the events, result in the Sponsor and LMC and its permitted transferees maintaining their percentage ownership of the Company's outstanding voting stock in the case of issuances of voting stock and other securities convertible, exercisable or exchangeable for voting stock, and maintaining their percentage ownership of the Company's outstanding common stock in the case of issuances of nonvoting stock or other securities convertible, exercisable or exchangeable for nonvoting stock. Such right will not be applicable to the issuance of shares upon the exercise of Public Warrants or Private Placement Warrants which are outstanding prior to or issued in connection with the Company’s initial business combination.

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

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

(5)   Stockholder’s Equity

Preferred Stock—The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there was no preferred stock issued or outstanding.

Series A Common Stock—The Company is authorized to issue a total of 3,000,000,000 shares of Series A common stock at par value of $0.0001 each. As of December 31, 2021, there were 57,500,000 shares of Series A common stock issued and outstanding, all of which were subject to possible redemption.

Series B Common Stock—The Company is authorized to issue a total of 1,000,000,000 shares of Series B common stock at par value of $0.0001 each. As of December 31, 2021, there were no shares of Series B common stock issued or outstanding.

Series C Common Stock—The Company is authorized to issue a total of 5,000,000,000 shares of Series C common stock at par value of $0.0001 each. As of December 31, 2021, there were no shares of Series C common stock issued or outstanding.

Series F Common Stock—The Company is authorized to issue a total of 200,000,000 shares of Series F common stock at par value of $0.0001 each. As of December 31, 2021, there were 14,375,000 shares of Series F common stock issued and outstanding.

Prior to the completion of our initial business combination, only holders of Series F common stock will have the right to vote on the election of directors and only holders of a majority of the outstanding shares of our Series F common stock may remove members of our board of directors for any reason. On any vote to approve our initial business combination or any other matter submitted to a vote of our stockholders prior to our initial business combination other than the matters addressed above, holders of Series A, Series B (if any), and Series F common stock will generally vote together as a single class, except as required by Delaware law or stock exchange rule, with each share of common stock entitling the holder to one vote.  Following our initial business combination, holders of our Series A and Series B common stock will generally vote together as a single class on matters presented for a stockholder vote, except as required by Delaware law or stock exchange rule, with each share of Series A common stock entitling the holder to one vote per share and each share of Series B common stock entitling the holder to ten votes per share. Holders of Series C common stock will not be entitled to any voting powers, except as (and then only to the extent) otherwise required by Delaware law. Each share of Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. All series of the Company’s common stock participate on an equal basis with respect to dividends and distributions.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

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

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

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

If the Company calls the warrants for redemption as described above, we will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Series A common stock issuable upon the exercise of the Company’s warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Series A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Series A common stock underlying the warrants, multiplied by the excess of the “fair market value” of the Series A common stock (defined below) over the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of shares of Series A common stock underlying the warrants.

Redemption of warrants when the price per share of Series A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Series A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of Series A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Company’s Series A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Series A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of the Company’s Series A common stock for the above purpose shall mean the volume weighted average price of the Company’s Series A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

warrant redemption features used in other blank check offerings. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Series A common stock per warrant (subject to adjustment).

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

(6) Income Taxes

There was no current or deferred income tax benefit (expense) for the year ended December 31, 2021 and for the period from November 6, 2020 through December 31, 2020.

Expected income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the year ended December 31, 2021 and the period from November 6, 2020 through December 31, 2020 as a result of the following:

		For the period from
		November 6, 2020
	Year ended	(inception) through
	December 31, 2021	December 31, 2020
Computed expected tax benefit (expense)	$5,030,879	273
State and local income taxes, net of federal income taxes	89,678	—
Change in valuation allowance affecting tax expense	(610,439)	—
Change in fair value of financial instruments	(4,510,118)	—
Other	—	(273)
Income tax benefit (expense)	$—	—

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Tax loss and credit carryforwards	$679,060	—
Deferred tax assets	679,060	—
Valuation allowance	(610,439)	—
Net deferred tax assets	68,621	—
Deferred tax liabilities:
Debt	68,621	—
Deferred tax liabilities	68,621	—
Net deferred tax liabilities	$—	—

During the year ended December 31, 2021, there was a $610,439 increase in the Company’s valuation allowance that affected tax expense.

LIBERTY MEDIA ACQUISITION CORPORATION

Notes to Financial Statements

December 31, 2021 and 2020

As of December 31, 2021, the Company had $2,751,988 of federal and state net operating losses, all of which are indefinite lived. The use of these net operating losses may be limited under IRC Section 382 due to a future initial business combination.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

As of December 31, 2021, all of the Company’s tax years are open.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our Company. The following also includes, as to each of our directors, how long such person has been a director of our Company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors (our “board”).

Our board currently consists of five directors. Following the consummation of our initial business combination, our board will be divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Ajay Menon, will expire at our first annual meeting of stockholders following the consummation of our initial business combination. The term of office of the second class of directors, consisting of Geoffrey Y. Yang and John E. Welsh III, will expire at our second annual meeting of stockholders following the consummation of our initial business combination. The term of office of the third class of directors, consisting of Gregory B. Maffei and Renee L. Wilm, will expire at our third annual meeting of stockholders following the consummation of our initial business combination.

Prior to consummation of our initial business combination, holders of our Series F common stock, par value $0.0001 per share (“LMACF”), will have the right to elect all of our directors and remove members of our board for any reason. Holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our Amended and Restated Certificate of Incorporation may only be amended if approved by holders of more than 50% of the total voting power of the outstanding shares of our common stock entitled to vote thereon as well as more than 50% of the outstanding LMACF shares. Approval of our initial business combination will require the affirmative vote of a majority of our board, which must include a majority of our independent directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board may be filled by holders of a majority of the outstanding LMACF shares.

Gregory B. Maffei Age: 61

Chairman of the Board, Chief Executive Officer and President of our Company.

Mr. Maffei has served as the President and Chief Executive Officer and Director of our Company since our inception in November 2020 and as Chairman of the Board since April 2021. Mr. Maffei has served as a director and the President and Chief Executive Officer of LMC (including its predecessor), the parent of our sponsor, since May 2007 and Liberty Broadband Corporation (“Liberty Broadband”) since June 2014. Mr. Maffei previously served as a director and the President and Chief Executive Officer of GCI Liberty, Inc. (“GCI Liberty”) from March 2018 to December 2020. He has served as the President and Chief Executive Officer of Liberty TripAdvisor Holdings, Inc. since July 2013 and as its Chairman of the Board since June 2015. Mr. Maffei also served as the President and Chief Executive Officer of Qurate Retail, Inc. (“Qurate Retail”) (including its predecessor) from February 2006 to March 2018, having served as its CEO-Elect from November 2005 through February 2006. Prior thereto, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation (“Oracle”), Chairman, President and Chief Executive Officer of 360networks Corporation (“360networks”), and Chief Financial Officer of Microsoft Corporation (“Microsoft”).

Mr. Maffei has served as (i) Chairman of the Board of Qurate Retail since March 2018 and a director of Qurate Retail (including its predecessor) since November 2005, (ii) Chairman of the Board of Liberty TripAdvisor since June 2015 and a director

III-1

since July 2013, (iii) a director of Liberty Broadband since June 2014, (iv) the Chairman of the Board of Tripadvisor, Inc. since February 2013, (v) the Chairman of the Board of Live Nation Entertainment, Inc. since March 2013 and as a director since February 2011, (vi) the Chairman of the Board of Sirius XM Holdings Inc. since April 2013 and as a director since March 2009, (vii) a director of Zillow Group, Inc. since February 2015, having previously served as a director of its predecessor, Zillow, Inc., from May 2005 to February 2015, and (viii) a director of Charter Communications, Inc. since May 2013. Mr. Maffei served as (i) a director of DIRECTV and its predecessors from February 2008 to June 2010, (ii) a director of Electronic Arts, Inc. from June 2003 to July 2013, (iii) a director of Barnes & Noble, Inc. from September 2011 to April 2014, (iv) Chairman of the Board of Starz from January 2013 until its acquisition by Lions Gate Entertainment Corp. in December 2016 and (v) the Chairman of the Board of Pandora Media, Inc. from September 2017 to February 2019.

Mr. Maffei brings significant financial and operational experience based on his senior policy making positions at LMC, Qurate Retail (including its predecessor), Liberty TripAdvisor, Liberty Broadband, GCI Liberty, Oracle, 360networks and Microsoft and his public company board experience. He provides our board with executive leadership perspective on the operations and management of large public companies and risk management principles.

Albert E. Rosenthaler Age: 62

Chief Corporate Development Officer of our Company.

Mr. Rosenthaler has served as the Chief Corporate Development Officer of our Company since our inception in November 2020. Mr. Rosenthaler has served as Chief Corporate Development Officer of LMC, Qurate Retail, Liberty TripAdvisor and Liberty Broadband since October 2016. He previously served as Chief Corporate Development Officer of GCI Liberty and Liberty Expedia Holdings, Inc. (“Liberty Expedia”) from March 2018 to December 2020 and October 2016 to July 2019, respectively. Mr. Rosenthaler also previously served as Chief Tax Officer of LMC, Qurate Retail, Liberty TripAdvisor and Liberty Broadband from January 2016 to September 2016 and Liberty Expedia from March 2016 to September 2016. Prior to that, he served as a Senior Vice President of LMC (including its predecessor) from May 2007 to December 2015, Qurate Retail (including its predecessor) from April 2002 to December 2015, Liberty TripAdvisor from July 2013 to December 2015 and Liberty Broadband from June 2014 to December 2015. He holds a Bachelor of Arts degree from Olivet College and a Master of Accounting Science from the University of Illinois.

Brian J. Wendling Age: 49

Chief Accounting Officer and Principal Financial Officer of our Company.

Mr. Wendling has served as the Chief Accounting Officer and Principal Financial Officer of our Company since our inception in November 2020. Mr. Wendling has served as Chief Accounting Officer and Principal Financial Officer of LMC, Qurate Retail and Liberty Broadband since January 2020 and July 2019, respectively. He previously served as Chief Accounting Officer and Principal Financial Officer of GCI Liberty from January 2020 and July 2019, respectively, to December 2020, and as Senior Vice President and Controller of each of LMC, Qurate Retail and Liberty Broadband from January 2016 to December 2019 and GCI Liberty from March 2018 to December 2019. In addition, Mr. Wendling has served as a Senior Vice President

III-2

and Chief Financial Officer of Liberty TripAdvisor since January 2016, and he previously served as Vice President and Controller of Liberty TripAdvisor from August 2014 to December 2015. He previously served as Senior Vice President of Liberty Expedia from March 2016 to July 2019, and Vice President and Controller of LMC (including its predecessor) from November 2011 to December 2015, Qurate Retail from November 2011 to December 2015 and Liberty Broadband from October 2014 to December 2015. Prior thereto, Mr. Wendling held various positions with LMC and Qurate Retail and their predecessors since 1999.

Renee L. Wilm Age: 48

Chief Legal Officer, Chief Administrative Officer and a director of our Company.

Ms. Wilm has served as the Chief Legal Officer of our Company since our inception in November 2020 and as a director since January 2021. Ms. Wilm has served as Chief Legal Officer of LMC, Qurate Retail, Liberty TripAdvisor and Liberty Broadband since September 2019 and as Chief Administrative Officer of our Company, LMC, Qurate Retail, Liberty TripAdvisor and Liberty Broadband since January 2021. She previously served as Chief Legal Officer of GCI Liberty from September 2019 to December 2020. Previously, Ms. Wilm was a Senior Partner with the law firm Baker Botts L.L.P., where she represented LMC, Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty and their predecessors for over twenty years, specializing in mergers and acquisitions, complex capital structures and shareholder arrangements, as well as securities offerings and matters of corporate governance and securities law compliance. At Baker Botts, Ms. Wilm was a member of the Executive Committee, the East Coast Corporate Department Chair and Partner-in-Charge of the New York office. Ms. Wilm holds a Bachelor of Business Administration with High Honors in Finance from Hofstra University and a Juris Doctorate from St. John’s University School of Law.

Ms. Wilm brings to our board extensive experience in a variety of matters impacting publicly traded companies in the media, entertainment, telecommunication and video and online commerce industries, and provides unique insights regarding business and legal strategy.

Ajay Menon Age: 60

A director of our Company.

Dr. Menon has served as a director of our Company since January 2021. He has also served as a director of Pilgrim’s Pride Corporation since March 2021. He has served as President and Chief Executive Officer of Colorado State University Research Foundation (“CSURF”) since October 2019, where he is responsible for the protection, management and commercialization of intellectual property resulting from research at Colorado State University (“CSU”) and oversees the services that CSURF provides to both CSU and institutions affiliated with CSU. Dr. Menon served as Dean of CSU’s College of Agricultural Sciences and director of the Colorado Agriculture Experiment Station from July 2015 until August 2019. Dr. Menon served as Dean of CSU’s College of Business from July 2002 until June 2015. Dr. Menon’s teaching and research expertise lie in the areas of international marketing, new product development and management and strategic market planning. From November 2011 to August 2013, as appointed by the Governor of Colorado, Dr. Menon served as the state’s first Chief Innovation Officer. In that role, he helped establish and lead the Colorado Innovation Network to develop an ecosystem in Colorado that cultivates entrepreneurial and innovative activities. Dr. Menon has also served as a director on

III-3

the boards of directors or advisors to for-profit and nonprofit organizations including the Colorado Innovation Network, Junior Achievement — Rocky Mountain, Inc., Colorado National Bancorp, World’s Fresh Waters, Chile, Convera Corp., Women’s Vision Foundation, Envirofit Corp. and the Better Business Bureau of Northern Colorado. Dr. Menon holds a Ph.D. in Marketing and joined CSU in 1991 as a member of the Marketing Department faculty.

Dr. Menon brings to our board significant experience in the areas of international marketing, new product development and management and strategic market planning. His background and experience assist our board in evaluating potential target businesses for our initial business combination.

John E. Welsh III Age: 71

A director of our Company.

Mr. Welsh has served as a director of our Company since January 2021. He has also served as a director of Liberty Broadband since November 2014. Mr. Welsh has served as the President of Avalon Capital Partners LLC, an investment firm, since 2002. He served as a director of CIP Management LLC from October 2000 to December 2002 and as Managing Director and Vice-Chairman of the Board of SkyTel Communications, Inc. from 1992 to 1999. Prior to 1992, Mr. Welsh was Managing Director of Investment Banking of Prudential Securities, Inc. and Co-Head of the Mergers and Acquisitions Department. Mr. Welsh served as a director of General Cable Corp. from 1997 to June 2018 and Chairman of the Board from August 2001 to June 2018. He also served as a director of Spreckels Industries, Inc. and York International, Inc. from 1996 to 2000, and Integrated Electrical Services Corp. from 2006 to 2013. Mr. Welsh served as a director of General Cable Corp. from 1997 to June 2018 and Chairman of the Board from August 2001 to June 2018.

Mr. Welsh brings to the board a strong financial background in investment banking and investment management and his experience as an audit committee member of Integrated Electrical Services Corp. In addition to possessing strong leadership and collaboration skills, Mr. Welsh has substantial experience involving the management and operation of technology companies. He is also an important resource with respect to the financial services firms that our Company may engage from time to time.

Geoffrey Y. Yang Age: 62

A director of our Company.

Mr. Yang has served as a director of our Company since January 2021. Mr. Yang has served as a founding partner and Managing Director of Redpoint Ventures (a global private equity and venture capital firm based in Menlo Park, California) since 1999. Mr. Yang also serves as CEO and founder of Performance Health Sciences (d/b/a Apeiron Life), located in Menlo Park, California. Prior to founding Redpoint, Mr. Yang previously served as a General Partner with Institutional Venture Partners (a private equity and venture capital firm in Menlo Park, California), which he joined in 1987. Mr. Yang has over 35 years of experience in the venture capital industry and has helped found or served on the boards of a variety of consumer media, internet, and infrastructure companies. Mr. Yang also has served as a director to the boards of directors of AT&T Inc. since June 2016 and Franklin Resources, Inc. since March 2011. Mr. Yang holds a B.S.E. in engineering from Princeton University and an M.B.A. from Stanford University.

III-4

Mr. Yang provides our board with extensive experience in technology and innovative forms of digital media and advertising. His profound venture capital experience provides our board with unique strategic insights and contributes to our board’s evaluation of opportunities for potential initial business combinations.

Our executive officers will serve in such capacities until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption.

During the past ten years, none of our directors or executive officers has had any involvement in any legal proceedings as would be material to an evaluation of his or her ability or integrity.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our website at www.lmacthespac.com.

Audit Committee and Audit Committee Financial Expert

Our board has established an audit committee, whose chairman is John E. Welsh III and whose other members are Ajay Menon and Geoffrey Y. Yang. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market LLC (Nasdaq) and the SEC, as such rules and regulations exist on the date of this report. Our board has determined that each of Messrs. Menon, Welsh and Yang is an “audit committee financial expert” under applicable SEC rules and regulations.

Item 11.   Executive Compensation.

None of our officers have received any cash compensation for services rendered to us. Our executive officers are all employees of LMC and receive compensation for services rendered to LMC directly from LMC. On January 26, 2021, we entered into a services and facilities sharing agreement with LMC pursuant to which LMC causes its executives who serve as our management team and other LMC personnel to provide us with the services we need to conduct our business in exchange for a flat monthly fee of $91,666. We have not provided, and do not intend to provide, any cash compensation to our employees prior to our initial business combination.

Our independent directors receive annual cash compensation in the amount of $75,000. Our independent directors began receiving this compensation following the completion of the IPO.

In addition, our sponsor, LMC and its subsidiaries, and their officers and directors are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any payments that were made by us to our sponsor, officers or directors or LMC or its other subsidiaries are reviewed by our audit committee on a quarterly basis.

Further, we have not granted any restricted stock, stock options or stock appreciation rights or any other awards to any of our executive officers or directors.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation paid by us to our directors and executive officers will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers after the completion of our initial business combination will be determined by a compensation committee that will be constituted of independent directors.

III-5

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment, although certain of the related companies are. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Compensation Committee Interlocks and Insider Participation

During 2021, Dr. Menon, Mr. Yang and Mr. Welsh served as the members of our compensation committee. No member of our compensation committee during 2021 is or has been an officer or employee of our Company or has engaged in any related party transaction in which our Company was a participant.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2021, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each series of our voting stock, (ii) each of our executive officers and directors and (iii) all our executive officers and directors as a group.

The percentage voting power with respect to our Company refers to the power to approve our Company’s initial business combination or on any other matter submitted to a vote of our stockholders prior to our Company’s initial business combination and is based on 57,500,000 shares of our Company’s Series A common stock, par value $0.0001 per share (“LMACA”), and 14,375,000 shares of LMACF, outstanding on February 28, 2022. Prior to the completion of our Company’s initial business combination, holders of LMACA shares do not have the right to elect our Company’s directors.

Name and Address of Beneficial Owner	Title of Series	Amount and Nature of Beneficial Ownership	Percent of Series (%)	Voting Power (%)
Liberty Media Acquisition Sponsor	LMACA	-	-	20
12300 Liberty Blvd. Englewood, CO 80112	LMACF	14,375,000	100
Gregory B. Maffei	LMACA	740,251	1.29	1.03
President, Chief Executive Officer and Chairman of the Board	LMACF	-	-
Albert E. Rosenthaler	LMACA	100,000	*	*
Chief Corporate Development Officer	LMACF	-	-
Brian J. Wendling	LMACA	17,500	*	*
Chief Accounting Officer and Principal Financial Officer	LMACF	-	-
Renee L. Wilm	LMACA	7,500	*	*
Chief Legal Officer and Chief Administrative Officer and Director	LMACF	-	-
Ajay Menon	LMACA	5,000	*	*
Director	LMACF	-	-
John E. Welsh III	LMACA	50,000	*	*
Director	LMACF	-	-
Geoffrey Y. Yang	LMACA	300,000	*	*
Director	LMACF	-	-
All Directors and executive officers as a group (7 persons)	LMACA	1,220,251	2.04	1.70
	LMACF	-	-

* less than 1%

III-6

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

Equity Compensation Plan Information

Not applicable.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Under our Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by our board to address such actual or potential conflicts. No related party transaction may be effected by our Company without the approval of the audit committee of our board or another independent body of our board designated to address such actual or potential conflicts.

To further minimize conflicts of interest, we expect not to consummate an initial business combination with a business that is owned by any of the related companies, or our Sponsor, or its or their officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or another accounting, valuation or appraisal firm that such initial business combination is fair to our Company from a financial point of view. There will be no finder’s fees, reimbursements or cash payments made by us to our Sponsor, LMC or its other subsidiaries, or their officers or directors, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the Private Placement Warrants held in the Trust Account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $300,000 in loans made to us by the Sponsor to cover offering-related and organizational expenses (with $169,933 having been borrowed by us as of January 26, 2021);
●	payment to certain subsidiaries of LMC of a total of $91,666 per month for office space, administrative and support services;
●	payment of an annual fee of $75,000, payable in cash, to each of our independent directors for service on our board;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	repayment of loans which may be made by the Sponsor or LMC or its other subsidiaries to finance transaction costs in connection with an intended initial business combination, including the Working Capital Loan (as defined below). Up to $2,500,000 of such loans made to us may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.

These payments may be funded using the net proceeds of the IPO and the sale of the Private Placement Warrants, in each case to the extent not held in the Trust Account or, upon the consummation of the initial business combination, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith.

In November 2020, our Sponsor purchased an aggregate of 17,250,000 Founder Shares for an aggregate purchase price of $25,000. In November 2020, our Sponsor contributed an aggregate of 2,875,000 Founder Shares to our capital for no consideration, resulting in our sponsor holding an aggregate of 14,375,000 Founder Shares, with an effective purchase price of approximately $0.0017 per share. As such, the Sponsor beneficially owns 20% of our issued and outstanding capital stock as of December 31, 2021. Substantially concurrent with the closing of the IPO, our Company consummated the sale of the Private Placement Warrants to our Sponsor. Each Private Placement

III-7

Warrant entitles the holder thereof to purchase one share of LMACA at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants (including the LMACA shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination.

Prior to the IPO, we entered into a forward purchase agreement pursuant to which our Sponsor agreed to acquire 25,000,000  Forward Purchase Units for $250,000,000, in the aggregate, in connection with our initial business combination. Each forward purchase unit will consist of one share of Series B common stock, or a forward purchase share, and one-fifth of one warrant to purchase one share of LMACA, or a forward purchase warrant, at a purchase price of $10.00 per unit, and will be sold in a private placement that will close substantially concurrently with the consummation of our initial business combination. The terms of the Forward Purchase Warrants will generally be identical to the terms of the redeemable warrants included in the units issued in the IPO. In addition, our Sponsor will have the right, but is not required, to provide, or cause LMC or any of its wholly owned subsidiaries to provide, incremental funding to us in connection with our initial business combination by purchasing additional shares of Series B common stock at a purchase price of $10.00 per share, which shares would be sold in a private placement substantially concurrently with the consummation of our initial business combination.

Each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more entities pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. Any business combination opportunity that is a corporate opportunity of LMC that may also be a business combination opportunity for our Company will first be presented to a standing committee of the board of directors of LMC for consideration as to whether LMC desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our Company for consideration.

We have entered into a services agreement and facilities sharing agreement pursuant to which we pay LMC and certain of its subsidiaries a total of $91,666 per month for office space, administrative and support services. Upon completion of our initial business combination or any liquidation, we may cease paying some or all of these monthly fees. Accordingly, in the event the completion of our initial business combination takes the maximum 27 months, subsidiaries of LMC will be paid a total of $2,474,982 ($91,666 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses. For the year ended December 31, 2021, we incurred expenses of $1,023,111 under these agreements.

Our sponsor, LMC and its subsidiaries, and their officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any payments that were made by us to our sponsor, officers or directors or LMC or its other subsidiaries are reviewed by our audit committee on a quarterly basis. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor previously had agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. $154,483 and $169,933 had been borrowed under the promissory note with our Sponsor as of December 31, 2020 and January 26, 2021, respectively. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021 and the closing of the IPO. We repaid these loans in full on January 26, 2021.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of our Company’s directors and officers may, but are not obligated to, loan our Company funds as may be required. On April 15, 2021, we put in place a Working Capital Loan of $2,500,000 with the Sponsor (as amended and restated, the "Working Capital Loan"). During the first quarter of 2022, we amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of December 31, 2021, we had borrowed $1,000,000 under the Working Capital Loan and an additional $1,000,000 was borrowed during the first quarter of 2022.  If we complete an initial business combination, we would repay the Working Capital Loan out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust

III-8

Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Our Sponsor, executive officers and directors have agreed to waive: (a) their redemption rights with respect to our common stock held by them in connection with the completion of our initial business combination; (b) their redemption rights with respect to our common stock held by them in connection with a stockholder vote to approve an amendment to our Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of the IPO (or 27 months following an agreement in principle event) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred) or during any Extension Period (although our sponsor, officers and directors will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). Additionally, if we seek stockholder approval in connection with our initial business combination, our Sponsor, executive officers and directors have agreed, and their permitted transferees will agree, to vote any of our common stock held by them in favor of our initial business combination.

We have entered into an investor rights agreement providing for registration rights with respect to Private Placement Warrants, Forward Purchase Warrants, warrants that may be issued upon conversion of the Working Capital Loan and shares of Series A common stock issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with our initial business combination (if any), (4) exercise of the Forward Purchase Warrants and (5) exercise of warrants issued upon conversion of the Working Capital Loan. The investor rights agreement additionally provides that upon certain issuances of equity securities by us (other than issuances due to the exercise of warrants), our Sponsor will have certain contractual preemptive rights which are intended to allow our sponsor and LMC to maintain their percentage ownership of our outstanding common stock and voting stock after giving effect to the issuance.

Director Independence

It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our board of directors in determining which of our directors qualify as independent for purposes of Nasdaq rules as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board of directors follows Nasdaq’s corporate governance rules on the criteria for director independence.

Our board of directors has determined that each of Ajay Menon, Geoffrey Y. Yang and John E. Welsh III qualifies as an independent director of our Company.

III-9

Item 14.   Principal Accountant Fees and Services.

Audit Fees and All Other Fees

The following table presents fees incurred for professional audit services rendered by Marcum LLP for the audit of our financial statements for 2021 and 2020 and fees billed for other services rendered by Marcum LLP:

	2021	2020
Audit fees	$84,460	$43,775
Audit related fees	-	-
Audit and audit related fees	84,460	43,775
Tax fees	-	-
Total fees	$84,460	$43,775

Our audit committee has considered whether the provision of services by Marcum LLP to our Company other than auditing is compatible with Marcum LLP maintaining its independence and believes that the provision of such other services is compatible with Marcum LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not approve any services prior to the formation of the audit committee. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

III-10

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 – Articles of Incorporation and Bylaws:

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2021 (File No. 001-39920) (the “Closing 8-K”)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Closing 8-K).
4 – Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Specimen certificate for units of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on November 19, 2020, as amended (File No. 333-250188) (the “Form S-1”).

4.2	Specimen certificate for shares of the Registrant’s Series A Common Stock (incorporated by reference to Exhibit 4.2 to the Form S-1).
4.3	Specimen certificate for warrants of the Registrant (included in Exhibit 4.4) .
4.4	Warrant Agreement, dated January 21, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Closing 8-K).
4.5	Description of the Registrant’s Securities.*

IV-1

10 – Material Contracts:
10.1	Promissory Note, dated November 6, 2020 issued to Liberty Media Acquisition Sponsor LLC (incorporate by reference to Exhibit 10.1 to the Form S-1).
10.2

Letter Agreement, dated January 21, 2021, among the Registrant, Liberty Media Acquisition Sponsor LLC and the Registrant’s executive officers and directors (incorporated by reference to Exhibit 10.1 to the Closing 8-K).

10.3	Investment Management Trust Agreement, dated January 21, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Closing 8-K).
10.4	Investor Rights Agreement, dated January 21, 2021, between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Closing 8-K).
10.5	Securities Subscription Agreement, dated November 6, 2020, between the Registrant and Liberty Media Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Form S-1).
10.6	Sponsor Warrants Purchase Agreement, dated January 21, 2021, between the Registrant and Liberty Media Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Closing 8-K).
10.7	Services Agreement, dated January 21, 2021, between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Closing 8-K). +
10.8

Facilities Sharing Agreement, dated January 21, 2021, among the Registrant, Liberty Property Holdings, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.6 to the Closing 8-K).

10.9	Forward Purchase Agreement, dated January 21, 2021, between the Registrant and Liberty Media Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.7 to the Closing 8-K).
10.10	Form of Indemnity Agreement between the Registrant and its executive officers and directors (incorporated by reference to Exhibit 10.7 to the Form S-1).

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*  Filed herewith.

** Furnished herewith.

+   This document has been identified as a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA ACQUISITION CORPORATION

Date: March 31, 2022	/s/ GREGORY B. MAFFEI
Gregory B. Maffei
Chief Executive Officer and President

Date: March 31, 2022	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory B. Maffei	Director, Chief Executive Officer and President	March 31, 2022
Gregory B. Maffei

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	March 31, 2022
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/ Renee L. Wilm	Director, Chief Legal Officer and Chief Administrative Officer	March 31, 2022
Renee L. Wilm

/s/Geoffrey Y. Yang	Director	March 31, 2022
Geoffrey Y. Yang

/s/ Ajay Menon	Director	March 31, 2022
Ajay Menon

/s/ John E. Welsh III	Director	March 31, 2022
John E. Welsh III

IV-3