Form 10-Q
period 2022-03-31
Liberty Media Acquisition Corp
filed 2022-05-04
CIK 1831992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

The number of outstanding shares of Liberty Media Acquisition Corporation common stock as of April 30, 2022 was:

	Series A	Series F
Liberty Media Acquisition Corporation common stock	57,500,000	14,375,000

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

	March 31,
	2022	December 31,
	(unaudited)	2021
Assets
Current assets:
Cash	$476,806	287,403
Prepaid expenses and other current assets	629,205	694,950
Total current assets	1,106,011	982,353
Cash and marketable securities held in Trust Account	575,104,674	575,053,412
Prepaid expenses and other assets	—	49,102
Total assets	$576,210,685	576,084,867

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$702,996	442,342
Sponsor loans (note 4)	1,834,461	727,825
Other current liabilities	—	239,999
Total current liabilities	2,537,457	1,410,166
Public Warrants (note 3)	7,705,000	20,125,000
Private Placement Warrants (notes 3 and 4)	7,300,000	18,600,000
Forward Purchase Agreement (notes 3 and 4)	2,717,000	15,405,866
Deferred offering costs	20,125,000	20,125,000
Total liabilities	40,384,457	75,666,032

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,104,674	575,053,412

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 0 shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(39,303,446)	(74,659,577)
Total stockholders’ equity (deficit)	(39,278,446)	(74,634,577)
Total liabilities and stockholders' equity (deficit)	$576,210,685	576,084,867

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
General, administrative and formation costs	$(1,186,098)	(851,101)
Income (loss) from operations	(1,186,098)	(851,101)

Other income (expense)
Interest expense	(106,636)	—
Interest income on marketable securities held in Trust Account	51,262	10,083
Realized and unrealized gains (losses), net	36,648,865	(56,416,060)
Total other income (expense)	36,593,491	(56,405,977)

Net earnings (loss)	$35,407,393	(57,257,078)

Basic and diluted net earnings (loss) per Series A common stock (note 2)	$0.49	(1.95)
Basic and diluted net earnings (loss) per Series F common stock (note 2)	$0.49	(1.95)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net earnings (loss)	$35,407,393	$(57,257,078)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Realized and unrealized (gains) losses, net	(36,648,865)	56,416,060
Non-cash interest expense	106,636	—
Interest earned on Trust Account	(51,262)	(10,083)
Changes in current assets and current liabilities:
Prepaid and other assets	114,847	(1,336,371)
Accounts payable and accrued expenses	260,654	670,381
Net cash used in operating activities	(810,597)	(1,517,091)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(575,000,000)
Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	—	575,000,000
Proceeds from private placement	—	15,000,000
Payments of offering costs	—	(11,831,708)
Borrowings (payments) on Sponsor loans, net	1,000,000	(154,483)
Net cash provided by financing activities	1,000,000	578,013,809

Net Change in Cash	189,403	1,496,718
Cash — Beginning of period	287,403	—
Cash — End of period	$476,806	$1,496,718

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$—	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	$—	1,438	23,562	(74,659,577)	(74,634,577)
Net earnings (loss)	—	—	—	35,407,393	35,407,393
Measurement adjustment on redeemable common stock	—	—	—	(51,262)	(51,262)
Balance as of March 31, 2022	$—	1,438	23,562	(39,303,446)	(39,278,446)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(57,257,078)	(57,257,078)
Measurement adjustment on redeemable common stock	—	—	—	(50,658,382)	(50,658,382)
Balance as of March 31, 2021	$—	1,438	23,562	(107,916,760)	(107,891,760)

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

As of March 31, 2022, the Company had not commenced any operations. From November 6, 2020 (inception) until the Company’s initial public offering (“IPO”) on January 26, 2021, the Company’s entire activity was in preparation for the Company’s IPO, and following the Company’s IPO through March 31, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenue until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO, and non-operating unrealized gains and losses related to financial instruments initially recorded at the IPO date. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s IPO was declared effective on January 21, 2021 (the "Effective Date"). On January 26, 2021, the Company consummated the IPO of 57,500,000 units, each consisting of one share of Series A common stock of the Company and one-fifth of one redeemable warrant of the Company (the “Units,” with respect to the shares of Series A common stock included in the Units being offered, the “Public Shares”, and with respect to the warrants, the “Public Warrants”), at $10.00 per Unit, including the underwriter exercising their full over-allotment option, generating gross proceeds of $575,000,000 which were placed in a trust account (the “Trust Account”). Each whole Public Warrant entitles the holder to purchase one share of Series A Common Stock at a price of $11.50 per share. Substantially concurrent with the closing of the IPO, the Company consummated the sale of 10,000,000 warrants (the "Private Placement Warrants") to its Sponsor (as defined below), at a price of $1.50 per Private Placement Warrant, which is discussed in note 4. Additionally, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) under which the Sponsor obtained the right to acquire 25,000,000 Forward Purchase Units (as defined below) for $250,000,000, in the aggregate, in connection with the Company's initial business combination, which is discussed in note 4.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial business combination.

The Company’s initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of signing an agreement to enter into an initial business combination. However, the Company will only complete an initial business

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that the Company will be able to successfully effect an initial business combination.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Basis of Presentation

The accompanying (a) condensed balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the interim unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $476,806 available for working capital needs. All cash and marketable securities held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in an initial business combination or to redeem common stock. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

From inception through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor under the Note (as defined in note 4) in an aggregate

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

amount of $169,933, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, and borrowings under the Working Capital Loan with the Sponsor (as defined in note 4).

The Company anticipates that the $476,806 outside of the Trust Account as of March 31, 2022, and the unused portion of the Working Capital Loan (as defined in note 4) will be sufficient to allow the Company to operate through January 26, 2023, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loan from the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted by the COVID-19 outbreak, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Net Earnings (Loss) per Share

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

Below is a reconciliation of the net earnings (loss) per common share:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2022	2021
Net earnings (loss)	$35,407,393	(57,257,078)
Adjustment to Redeemable Series A Common Stock	(51,262)	(50,658,382)
Net earnings (loss) attributable to shareholders	35,356,131	(107,915,460)

Redeemable Series A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Series A Common Stock	$28,284,905	(80,919,680)
Denominator: Basic and diluted weighted average shares outstanding	57,500,000	41,527,778
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$0.49	(1.95)

Non-Redeemable Series F Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Series F Common Stock	$7,071,226	(26,995,780)
Denominator: Basic and diluted weighted average shares outstanding	14,375,000	13,854,167
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$0.49	(1.95)

(3) Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$575,104,674	575,053,412
Liabilities:
Public Warrants	1	$7,705,000	20,125,000
Private Placement Warrants	2	$7,300,000	18,600,000
Forward Purchase Agreement	2	$2,717,000	15,405,866
Conversion feature of Working Capital Loan	2	$—	239,999

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The value of the Public Warrants (as defined in note 4) is based on quoted market prices considered to be traded on “active markets” and accordingly are reported in the foregoing table as Level 1 fair value.

The fair value of the Forward Purchase Agreement (as described in note 4) is calculated as the difference between the present value of the aggregate $250,000,000 commitment and the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement, based on the public trading price of the Units issued in the Company’s IPO.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of the Private Placement Warrants was estimated at March 31, 2022 using the following assumptions:

Private Placement Warrants
Estimated dividend yield	0.00%
Expected volatility	8.8%
Risk-free interest rate	1.39%
Expected term (years)	5

The Company recognized an unrealized gain of $36,648,865 and an unrealized loss of $56,416,060 for the three months ended March 31, 2022 and March 31, 2021, respectively, related to financial instruments marked to fair value.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (as amended and restated, “Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor. During the first quarter of 2022, the Company and the Sponsor amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of March 31, 2022, the Company had borrowed $2,000,000 under the Working Capital Loan.  In April 2022, the Company borrowed an additional $500,000 under the Working Capital Loan. The Company concluded that the Working Capital Loan is a debt host with a conversion feature which is considered a financial instrument required to be bifurcated. The conversion feature will be measured at fair value (Level 2) each period with the change in fair value recorded through the realized and unrealized (gains) losses, net line item in the accompanying statements of operations. The debt balance will be accreted up to its par value using the effective interest rate method from the initial borrowing date to expected maturity. Interest expense for the three months ended March 31, 2022 related entirely to the amortization of the discount. As of March 31, 2022, the unamortized discount was $165,539. The maturity date is the expected date of the initial business combination and therefore the conversion feature liability and the debt have been classified as current as of March 31, 2022.  The conversion feature has been included in the other current liabilities line item in the accompanying condensed balance sheet.

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

(6)   Stockholder’s Equity

Preferred Stock—The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there was no preferred stock issued or outstanding.

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Series A Common Stock—The Company is authorized to issue a total of 3,000,000,000 shares of Series A common stock at par value of $0.0001 each. As of March 31, 2022, there were 57,500,000 shares of Series A common stock issued and outstanding, all of which were subject to possible redemption.

Series B Common Stock—The Company is authorized to issue a total of 1,000,000,000 shares of Series B common stock at par value of $0.0001 each. As of March 31, 2022, there were no shares of Series B common stock issued or outstanding.

Series C Common Stock—The Company is authorized to issue a total of 5,000,000,000 shares of Series C common stock at par value of $0.0001 each. As of March 31, 2022, there were no shares of Series C common stock issued or outstanding.

Series F Common Stock—The Company is authorized to issue a total of 200,000,000 shares of Series F common stock at par value of $0.0001 each. As of March 31, 2022, there were 14,375,000 shares of Series F common stock issued and outstanding.

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

Warrants—The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Series A common stock or equity-linked securities, excluding Forward Purchase Units, for capital raising purposes in connection with the consummation of the initial business combination at an issue price or effective issue price of less than $9.20 per share of Series A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or LMC and its subsidiaries, without taking into account any Founder Shares held by the Sponsor or LMC and its subsidiaries, as applicable) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances, excluding the Forward Purchase Units, represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Series A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger prices, as described in the agreement related to the Public Warrants, will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price, as described in the agreement related to the Public Warrants, will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding completing an initial business combination, the consequences of not completing an initial business combination, the release of funds held in the Trust Account (as defined below), the availability of working capital and borrowing capacity, the use of funds outside the Trust Account, the payment of deferred underwriting commissions to the underwriters of our IPO (as defined below), the payment of fees in connection with our services agreement and facilities sharing agreement with Liberty Media Corporation (“LMC”), the impact of accounting standards on our financial statements, fluctuations in interest rates and foreign exchange rates, and our obligations under the forward purchase agreement we entered into in connection with our IPO. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our being a newly incorporated company with no operating history and no revenue;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to LMC, our Sponsor (as defined below) and other entities in which members of our management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination including from our Sponsor, LMC or other third parties;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, armed conflicts, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential initial business combination opportunities;
●	the voting structure of our common stock, including any potential adverse effect on our ability to complete an initial business combination timely or cost effectively, and, following our initial business combination, our status as a controlled company and the ability of our Sponsor and LMC to exercise control over our policies and operations, each as a result of the high vote feature of our Series B common stock;
●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the classification of our warrants as liabilities; and
●	our financial performance following our IPO.

For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2021 (as filed with the SEC on March 31, 2022). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

On November 6, 2020, the Sponsor purchased 17,250,000 shares of the Company’s Series F common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On November 18, 2020, the Sponsor contributed an aggregate of 2,875,000 Founder Shares to the Company’s capital for no consideration resulting in the Sponsor holding an aggregate of 14,375,000 Founder Shares, including 1,875,000 Founder Shares that were subject to forfeiture for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On January 26, 2021, the underwriter exercised the full over-allotment option and therefore the 1,875,000 Founder Shares are no longer subject to forfeiture. The fair value of the Founder Shares at date of our initial public offering (“IPO”) was determined to be approximately $139,000,000 based on the value of the Series A common stock that was issued on the same day as a proxy for value.  The value of these shares will not ultimately be realized until an initial business combination is completed.

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

Results of Operations

From November 6, 2020 (inception) until our IPO on January 26, 2021, our entire activity was in preparation for our IPO, and, following our IPO through March 31, 2022, our entire activity has been limited to the search for a prospective initial business combination. The following table is a summary of our operating results:

	Three Months Ended
	March 31,
	2022	2021
General, administrative and formation costs	$(1,186,098)	(851,101)
Loss from operations	(1,186,098)	(851,101)

Other income/(expense)
Interest expense	(106,636)	—
Interest income on marketable securities held in Trust Account	51,262	10,083
Realized and unrealized gains (losses), net	36,648,865	(56,416,060)
Total other income/(expense)	36,593,491	(56,405,977)

Income (Loss) before provision for income taxes	$35,407,393	(57,257,078)

General, administrative and formation costs increased $334,997 during the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to an increase in legal fees.

Interest expense increased $106,636 during the three months ended March 31, 2022, as compared to the same period in the prior year.  Interest expense is non-cash and is related entirely to the Working Capital Loan (see note 4 to the accompanying condensed financial statements).

Interest income on marketable securities held in the Trust Account increased $41,179 during the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to an increase in dividends received and reinvested in the Trust Account.

Realized and unrealized gains (losses), net increased $93,064,925 during the three months ended March 31, 2022, as compared to the same period in the prior year. Changes in the fair value of financial instruments recognized in the condensed statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares.

Liquidity and Capital Resources

As of March 31, 2022, we had $476,806 in cash which, along with other assets, resulted in a working capital deficit of $1,431,446. Excluding the Sponsor loans (included in current liabilities) the Company has a working capital surplus of $403,015.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of Founder Shares to our Sponsor, and loan proceeds from our Sponsor of $169,933 under a promissory note we entered into with our Sponsor (the “Note”). We repaid the Note in full on January 26, 2021. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement. See “Overview” for additional information regarding the IPO, Private Placement and Trust Account. Additionally, on April 15, 2021, the Company entered into a Working Capital Loan with the Sponsor (see note 4 to the notes to the accompanying condensed financial statements).  During the first quarter of 2022, we amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of March 31, 2022, we had borrowed $2,000,000 on the Working Capital Loan. In April 2022, we borrowed an additional $500,000 under the Working Capital Loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting related to the reclassification of the Company’s warrants, accounting for the Forward Purchase Agreement and other accounting matters which resulted in the restatement of our audited opening balance sheet and the subsequent quarterly condensed financial statements filed on Form 10-Q, as discussed in more detail below and in the Company’s Quarterly Reports on Form 10-Q/A filed for each of the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Management will monitor the remediation of the material weakness, as described below.

Changes in Internal Control Over Financial Reporting

Other than the execution of material weakness remediation activities described below, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Activities

See “Item 9A Controls and Procedures” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for disclosure of information about the material weakness that was reported as related to the reclassification of the Company’s warrants, accounting for the Forward Purchase Agreement and other accounting matters which resulted in the restatement of our opening balance sheet and the subsequent quarterly condensed financial statements.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Date: May 3, 2022	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
President and Chief Executive Officer

Date: May 3, 2022	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-2