Form 10-Q
period 2022-06-30
Liberty Media Acquisition Corp
filed 2022-07-29
CIK 1831992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

The number of outstanding shares of Liberty Media Acquisition Corporation common stock as of June 30, 2022 was:

	Series A	Series F
Liberty Media Acquisition Corporation common stock	57,500,000	14,375,000

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

	June 30,
	2022	December 31,
	(unaudited)	2021
Assets
Current assets:
Cash	$484,952	287,403
Prepaid expenses and other current assets	437,096	694,950
Total current assets	922,048	982,353
Cash and marketable securities held in Trust Account	575,835,077	575,053,412
Prepaid expenses and other assets	—	49,102
Total assets	$576,757,125	576,084,867

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$148,593	442,342
Sponsor loans (note 4)	2,957,429	727,825
Other current liabilities	—	239,999
Total current liabilities	3,106,022	1,410,166
Public Warrants (note 3)	5,746,550	20,125,000
Private Placement Warrants (notes 3 and 4)	5,900,000	18,600,000
Forward Purchase Agreement (notes 3 and 4)	1,782,371	15,405,866
Deferred offering costs	20,125,000	20,125,000
Total liabilities	36,659,943	75,666,032

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	575,835,077	575,053,412

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 0 shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(35,762,895)	(74,659,577)
Total stockholders’ equity (deficit)	(35,737,895)	(74,634,577)
Total liabilities and stockholders' equity (deficit)	$576,757,125	576,084,867

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General, administrative and formation costs	$(629,560)	(740,987)	(1,815,658)	(1,592,088)
Income (loss) from operations	(629,560)	(740,987)	(1,815,658)	(1,592,088)

Other income (expense)
Interest expense	(122,968)	—	(229,604)	—
Interest income on marketable securities held in Trust Account	730,403	14,338	781,665	24,421
Realized and unrealized gains (losses), net	4,293,079	25,674,947	40,941,944	(30,741,113)
Total other income (expense)	4,900,514	25,689,285	41,494,005	(30,716,692)

Net earnings (loss)	$4,270,954	24,948,298	39,678,347	(32,308,780)

Basic and diluted net earnings (loss) per Series A common stock (note 2)	$0.05	0.35	0.54	(1.30)
Basic and diluted net earnings (loss) per Series F common stock (note 2)	$0.05	0.35	0.54	(1.30)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net earnings (loss)	$39,678,347	$(32,308,780)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Realized and unrealized (gains) losses, net	(40,941,944)	30,741,113
Non-cash interest expense	229,604	—
Interest earned on Trust Account	(781,665)	(24,421)
Changes in current assets and current liabilities:
Prepaid and other assets	306,956	(1,131,370)
Accounts payable and accrued expenses	(293,749)	(233,140)
Net cash used in operating activities	(1,802,451)	(2,956,598)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(575,000,000)
Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	—	575,000,000
Proceeds from private placement	—	15,000,000
Payments of offering costs	—	(11,831,708)
Borrowings (payments) on Sponsor loans, net	2,000,000	345,517
Net cash provided by financing activities	2,000,000	578,513,809

Net Change in Cash	197,549	557,211
Cash — Beginning of period	287,403	—
Cash — End of period	$484,952	$557,211

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$—	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	$—	1,438	23,562	(74,659,577)	(74,634,577)
Net earnings (loss)	—	—	—	39,678,347	39,678,347
Measurement adjustment on redeemable common stock	—	—	—	(781,665)	(781,665)
Balance as of June 30, 2022	$—	1,438	23,562	(35,762,895)	(35,737,895)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2022	$—	1,438	23,562	(39,303,446)	(39,278,446)
Net earnings (loss)	—	—	—	4,270,954	4,270,954
Measurement adjustment on redeemable common stock	—	—	—	(730,403)	(730,403)
Balance at June 30, 2022	$—	1,438	23,562	(35,762,895)	(35,737,895)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(32,308,780)	(32,308,780)
Measurement adjustment on redeemable common stock	—	—	—	(50,672,720)	(50,672,720)
Balance as of June 30, 2021	$—	1,438	23,562	(82,982,800)	(82,957,800)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2021	$—	1,438	23,562	(107,916,760)	(107,891,760)
Net earnings (loss)	—	—	—	24,948,298	24,948,298
Measurement adjustment on redeemable common stock	—	—	—	(14,338)	(14,338)
Balance as of June 30, 2021	$—	1,438	23,562	(82,982,800)	(82,957,800)

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

As of June 30, 2022, the Company had not commenced any operations. From November 6, 2020 (inception) until the Company’s initial public offering (“IPO”) on January 26, 2021, the Company’s entire activity was in preparation for the Company’s IPO, and following the Company’s IPO through June 30, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenue until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO, and non-operating unrealized gains and losses related to financial instruments initially recorded at the IPO date. The Company has selected December 31 as its fiscal year end.

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

The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $484,952 available for working capital needs. All cash and marketable securities held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in an initial business combination or to redeem common stock. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

From inception through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor under the Note (as defined in note 4) in an aggregate amount

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of $169,933, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, and borrowings under the Working Capital Loan with the Sponsor (as defined in note 4).

The Company anticipates that the $484,952 outside of the Trust Account as of June 30, 2022, and the unused portion of the Working Capital Loan (as defined in note 4) will be sufficient to allow the Company to operate through January 26, 2023, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loan from the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Below is a reconciliation of the net earnings (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings (loss)	$4,270,954	24,948,298	39,678,347	(32,308,780)
Adjustment to Redeemable Series A Common Stock	(730,403)	(14,338)	(781,665)	(50,672,720)
Net earnings (loss) attributable to shareholders	$3,540,551	24,933,960	38,896,682	(82,981,500)

Redeemable Series A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Series A Common Stock	$2,832,441	19,947,168	31,117,346	(64,585,168)
Denominator: Basic and diluted weighted average shares outstanding	57,500,000	57,500,000	57,500,000	49,558,011
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$0.05	0.35	0.54	(1.30)

Non-Redeemable Series F Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Series F Common Stock	$708,110	4,986,792	7,779,336	(18,396,332)
Denominator: Basic and diluted weighted average shares outstanding	14,375,000	14,375,000	14,375,000	14,116,022
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$0.05	0.35	0.54	(1.30)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$575,835,077	575,053,412
Liabilities:
Public Warrants	1	$5,746,550	20,125,000
Private Placement Warrants	2	$5,900,000	18,600,000
Forward Purchase Agreement	2	$1,782,371	15,405,866
Conversion feature of Working Capital Loan	2	$—	239,999

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of the Private Placement Warrants was estimated at June 30, 2022 using the following assumptions:

Private Placement Warrants
Estimated dividend yield	0.00%
Expected volatility	5.9%
Risk-free interest rate	2.70%
Expected term (years)	5

The Company recognized unrealized gains of $4,293,079 and $25,674,947 for the three months ended June 30, 2022 and 2021, respectively, and an unrealized gain of $40,941,944 and an unrealized loss of $30,741,113 for the six months ended June 30, 2022 and 2021, respectively, related to financial instruments marked to fair value.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (as amended and restated, “Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor. During the first quarter of 2022, the Company and the Sponsor amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of June 30, 2022, the Company had borrowed $3,000,000 under the Working Capital Loan.  The Company concluded that the Working Capital Loan is a debt host with a conversion feature which is considered a financial instrument required to be bifurcated. The conversion feature will be measured at fair value (Level 2) each period with the change in fair value recorded through the realized and unrealized (gains) losses, net line item in the accompanying statements of operations. The debt balance will be accreted up to its par value using the effective interest rate method from the initial borrowing date to expected maturity. Interest expense for the three and six months ended June 30, 2022 related entirely to the amortization of the discount. As of June 30, 2022, the unamortized discount was $42,571. The maturity date is the expected date of the initial business combination and therefore the

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

conversion feature liability and the debt have been classified as current as of June 30, 2022.  The conversion feature has been included in the other current liabilities line item in the accompanying condensed balance sheet.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)   Stockholder’s Equity

Preferred Stock—The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there was no preferred stock issued or outstanding.

Series A Common Stock—The Company is authorized to issue a total of 3,000,000,000 shares of Series A common stock at par value of $0.0001 each. As of June 30, 2022, there were 57,500,000 shares of Series A common stock issued and outstanding, all of which were subject to possible redemption.

Series B Common Stock—The Company is authorized to issue a total of 1,000,000,000 shares of Series B common stock at par value of $0.0001 each. As of June 30, 2022, there were no shares of Series B common stock issued or outstanding.

Series C Common Stock—The Company is authorized to issue a total of 5,000,000,000 shares of Series C common stock at par value of $0.0001 each. As of June 30, 2022, there were no shares of Series C common stock issued or outstanding.

Series F Common Stock—The Company is authorized to issue a total of 200,000,000 shares of Series F common stock at par value of $0.0001 each. As of June 30, 2022, there were 14,375,000 shares of Series F common stock issued and outstanding.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding completing an initial business combination, the consequences of not completing an initial business combination, the release of funds held in the Trust Account (as defined below), the availability of working capital and borrowing capacity, the use of funds outside the Trust Account, the payment of deferred underwriting commissions to the underwriters of our IPO (as defined below), the payment of fees in connection with our services agreement and facilities sharing agreement with Liberty Media Corporation (“LMC”), the impact of accounting standards on our financial statements, fluctuations in interest rates and foreign exchange rates, and our obligations under the forward purchase agreement we entered into in connection with our IPO. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our being a company with no operating history and no revenue;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to LMC, our Sponsor (as defined below) and other entities in which members of our management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination including from our Sponsor, LMC or other third parties;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, armed conflicts, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential initial business combination opportunities;
●	the voting structure of our common stock, including any potential adverse effect on our ability to complete an initial business combination timely or cost effectively, and, following our initial business combination, our status as a controlled company and the ability of our Sponsor and LMC to exercise control over our policies and operations, each as a result of the high vote feature of our Series B common stock;
●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the classification of our warrants as liabilities; and
●	our financial performance following our IPO.

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

Results of Operations

From November 6, 2020 (inception) until our IPO on January 26, 2021, our entire activity was in preparation for our IPO, and, following our IPO through June 30, 2022, our entire activity has been limited to the search for a prospective initial business combination. The following table is a summary of our operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General, administrative and formation costs	$(629,560)	(740,987)	(1,815,658)	(1,592,088)
Loss from operations	(629,560)	(740,987)	(1,815,658)	(1,592,088)

Other income/(expense)
Interest expense	(122,968)	—	(229,604)	—
Interest income on marketable securities held in Trust Account	730,403	14,338	781,665	24,421
Realized and unrealized gains (losses), net	4,293,079	25,674,947	40,941,944	(30,741,113)
Total other income/(expense)	4,900,514	25,689,285	41,494,005	(30,716,692)

Net earnings (loss)	$4,270,954	24,948,298	39,678,347	(32,308,780)

General, administrative and formation costs decreased $111,427 and increased $223,570 during the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. The decrease for the three months ended June 30, 2022, compared to the same period in the prior year, was primarily due to decreased legal fees.  The increase for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to increased legal fees in the first quarter of 2022.

Interest expense increased $122,968 and $229,604 during the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year.  Interest expense is non-cash and is related entirely to the Working Capital Loan (see note 4 to the accompanying condensed financial statements).

Interest income on marketable securities held in the Trust Account increased $716,065 and $757,244 during the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to a higher dividend yield during the second quarter of 2022.

Realized and unrealized gains (losses), net decreased $21,381,868 and increased $71,683,057 during the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. Changes in the fair value of financial instruments recognized in the condensed statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares.

Liquidity and Capital Resources

As of June 30, 2022, we had $484,952 in cash which, along with other assets, resulted in a working capital deficit of $2,183,974. Excluding the Sponsor loans (included in current liabilities) the Company has a working capital surplus of $773,455.

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

During the first quarter of 2022, we amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of June 30, 2022, we had borrowed $3,000,000 on the Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of the initial business combination or the mandatory liquidation date. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, payments under the shared services and facilities sharing arrangements, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. If the Company’s estimate of the costs of undertaking due diligence and other activities related to consummating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor and/or third parties. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2022 because of a material weakness in our internal control over financial reporting related to the reclassification of the Company’s warrants, accounting for the Forward Purchase Agreement and other accounting matters which resulted in the restatement of our audited opening balance sheet and the subsequent quarterly condensed financial statements filed on Form 10-Q, as discussed in more detail below and in the Company’s Quarterly Reports on Form 10-Q/A filed for each of the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Management will monitor the remediation of the material weakness, as described below.

Changes in Internal Control Over Financial Reporting

Other than the execution of material weakness remediation activities described below, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Date: July 29, 2022	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
President and Chief Executive Officer

Date: July 29, 2022	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-2