Form 10-Q
period 2022-09-30
Liberty Media Acquisition Corp
filed 2022-10-31
CIK 1831992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

The number of outstanding shares of Liberty Media Acquisition Corporation common stock as of September 30, 2022 was:

	Series A	Series F
Liberty Media Acquisition Corporation common stock	57,500,000	14,375,000

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Balance Sheets

	September 30,
	2022	December 31,
	(unaudited)	2021
Assets
Current assets:
Cash	$288,669	287,403
Prepaid expenses and other current assets	243,100	694,950
Total current assets	531,769	982,353
Cash and marketable securities held in Trust Account	578,373,825	575,053,412
Prepaid expenses and other assets	—	49,102
Total assets	$578,905,594	576,084,867

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$241,337	442,342
Sponsor loans (note 4)	3,300,000	727,825
Other current liabilities	—	239,999
Total current liabilities	3,541,337	1,410,166
Public Warrants (note 3)	—	20,125,000
Private Placement Warrants (notes 3 and 4)	—	18,600,000
Forward Purchase Agreement (notes 3 and 4)	—	15,405,866
Deferred offering costs	20,125,000	20,125,000
Total liabilities	23,666,337	75,666,032

Commitments and contingencies (note 5)

Common stock subject to possible redemption, 57,500,000 shares at redemption value	578,373,825	575,053,412

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Series A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 0 shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Series B common stock, $0.0001 par value; 1,000,000,000 shares authorized; none issued and outstanding	—	—
Series C common stock, $0.0001 par value; 5,000,000,000 shares authorized; none issued and outstanding	—	—
Series F common stock, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	23,562	23,562
Accumulated deficit	(23,159,568)	(74,659,577)
Total stockholders’ equity (deficit)	(23,134,568)	(74,634,577)
Total liabilities and stockholders' equity (deficit)	$578,905,594	576,084,867

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General, administrative and formation costs	$(783,023)	(611,430)	(2,598,681)	(2,203,518)
Income (loss) from operations	(783,023)	(611,430)	(2,598,681)	(2,203,518)

Other income (expense)
Interest expense	(42,571)	(51,853)	(272,175)	(51,853)
Interest income on marketable securities held in Trust Account	2,538,748	14,495	3,320,413	38,916
Realized and unrealized gains (losses), net	13,428,921	18,575,360	54,370,865	(12,165,753)
Total other income (expense)	15,925,098	18,538,002	57,419,103	(12,178,690)

Net earnings (loss)	$15,142,075	17,926,572	54,820,422	(14,382,208)

Basic and diluted net earnings (loss) per Series A common stock (note 2)	$0.18	0.25	0.72	(0.98)
Basic and diluted net earnings (loss) per Series F common stock (note 2)	$0.18	0.25	0.72	(0.98)

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net earnings (loss)	$54,820,422	$(14,382,208)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Realized and unrealized (gains) losses, net	(54,370,865)	12,165,753
Non-cash interest expense	272,175	51,853
Interest earned on Trust Account	(3,320,413)	(38,916)
Changes in current assets and current liabilities:
Prepaid and other assets	500,952	(977,562)
Accounts payable and accrued expenses	(201,005)	(275,285)
Net cash used in operating activities	(2,298,734)	(3,456,365)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(575,000,000)
Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	—	575,000,000
Proceeds from private placement	—	15,000,000
Payments of offering costs	—	(11,831,708)
Borrowings (payments) on Sponsor loans, net	2,300,000	845,517
Net cash provided by financing activities	2,300,000	579,013,809

Net Change in Cash	1,266	557,444
Cash — Beginning of period	287,403	—
Cash — End of period	$288,669	$557,444

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ costs	$—	$20,125,000

See accompanying notes to condensed financial statements.

LIBERTY MEDIA ACQUISITION CORPORATION

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	$—	1,438	23,562	(74,659,577)	(74,634,577)
Net earnings (loss)	—	—	—	54,820,422	54,820,422
Measurement adjustment on redeemable common stock	—	—	—	(3,320,413)	(3,320,413)
Balance as of September 30, 2022	$—	1,438	23,562	(23,159,568)	(23,134,568)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2022	$—	1,438	23,562	(35,762,895)	(35,737,895)
Net earnings (loss)	—	—	—	15,142,075	15,142,075
Measurement adjustment on redeemable common stock	—	—	—	(2,538,748)	(2,538,748)
Balance at September 30, 2022	$—	1,438	23,562	(23,159,568)	(23,134,568)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	$—	1,438	23,562	(1,300)	23,700
Net earnings (loss)	—	—	—	(14,382,208)	(14,382,208)
Measurement adjustment on redeemable common stock	—	—	—	(50,687,215)	(50,687,215)
Balance as of September 30, 2021	$—	1,438	23,562	(65,070,723)	(65,045,723)

	Common Stock		Additional		Total
	Series A	Series F	Paid-in	Accumulated	Stockholders’
	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2021	$—	1,438	23,562	(82,982,800)	(82,957,800)
Net earnings (loss)	—	—	—	17,926,572	17,926,572
Measurement adjustment on redeemable common stock	—	—	—	(14,495)	(14,495)
Balance as of September 30, 2021	$—	1,438	23,562	(65,070,723)	(65,045,723)

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

On January 21, 2021, the Company filed a restated certificate of incorporation (the “certificate of incorporation”) to increase its authorized shares of Series A common stock from 2 billion shares to 3 billion shares and Series B Common Stock from 300 million shares to 1 billion shares. The Company’s authorized Series C Common Stock remains at 5 billion shares; Series F Common stock remains at 200 million shares and Preferred Stock remains at 50 million shares.

As of September 30, 2022, the Company had not commenced any operations. From November 6, 2020 (inception) until the Company’s initial public offering (“IPO”) on January 26, 2021, the Company’s entire activity was in preparation for the Company’s IPO, and following the Company’s IPO through September 30, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenue until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO, and non-operating unrealized gains and losses related to financial instruments initially recorded at the IPO date. The Company has selected December 31 as its fiscal year end.

On October 11, 2022, the Company filed a Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that will be held on November 14, 2022 to approve an amendment to the Company’s certificate of incorporation (the “Amendment”) which would, if implemented, allow the Company to unwind and redeem all of its outstanding public shares prior to December 30, 2022, in advance of the contractual termination date of January 26, 2023.  Since its IPO, the Company has employed a broad set of search criteria for potential target business combinations, however, management has observed what it believes were high valuations in 2021, a declining IPO market in 2022, and significant public and private market volatility, which have prevented the Company from securing an opportunity that it believes will offer a compelling return on investment for its stockholders. In addition, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law.  The IR Act provides for among other things a new US federal 1% excise tax on certain repurchase of stock by publicly traded US domestic corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased.  Any redemptions or other repurchased that occurs after December 31, 2022 may be subject to the excise tax.  As a result, the Company has determined to seek the approval of its stockholders to complete an early unwind in 2022.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company’s initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of signing an agreement to enter into an initial business combination. However, the Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that the Company will be able to successfully effect an initial business combination, and the Company has determined that it is not feasible for the Company to complete an initial business combination by January 26, 2023, as further described in the Company’s Proxy Statement.

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

If the early unwind is not approved at the special meeting of stockholders on November 14, 2022 as described above, the Company will have until January 26, 2023 to consummate an initial business combination (the "Combination Period"). However, if the Company is unable to complete an initial business combination within the Combination Period or 27 months from the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by January 26, 2023 (an “agreement in principle event”), or, if the Amendment is approved and the certificate of incorporation is amended, if the Company is unable to complete an initial business combination prior to a date that is no later than December 30, 2022, as more fully described in the Proxy Statement, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding Public Shares, subject to applicable law

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and as further described in the prospectus filed on January 25, 2021 with the U.S. Securities and Exchange Commission (the “SEC”), and then seek to dissolve and liquidate.

The Company’s sponsor, Liberty Media Acquisition Sponsor, LLC (the “Sponsor”), and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in note 4), Private Placement Warrants and Public Shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period, or if the Amendment is approved and the certificate of incorporation is amended, no later than December 30, 2022, although they will be entitled to liquidating distributions from the Trust Account with respect to any Series A Public Shares (as defined below) they hold if the Company fails to complete its initial business combination by the applicable deadline.

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

The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash outside the Trust Account of $288,669 available for working capital needs. All cash and marketable securities held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in an initial business combination or to redeem common stock. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

From inception through September 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor under the Note (as defined in note 4) in an aggregate amount of $169,933, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, and borrowings under the Working Capital Loan with the Sponsor (as defined in note 4).

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimated costs are less than the actual costs, the Company may have insufficient funds available to operate its business. Moreover, the Company will need to raise additional capital through loans from its Sponsor and/or third parties. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, Presentation of Financial Statements — Going Concern, management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by January 26, 2023 (or if an early unwind is approved at the special meeting of stockholders on November 14, 2022 and the certificate of incorporation is amended as described above), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings (loss)	$15,142,075	17,926,572	54,820,422	(14,382,208)
Adjustment to Redeemable Series A Common Stock	(2,538,748)	(14,495)	(3,320,413)	(50,687,215)
Net earnings (loss) attributable to shareholders	$12,603,327	17,912,077	51,500,009	(65,069,423)

Redeemable Series A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Series A Common Stock	$10,082,662	14,329,662	41,200,007	(51,158,647)
Denominator: Basic and diluted weighted average shares outstanding	57,500,000	57,500,000	57,500,000	52,234,432
Basic and diluted net earnings (loss) per share, Redeemable Series A Common Stock	$0.18	0.25	0.72	(0.98)

Non-Redeemable Series F Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Series F Common Stock	$2,520,665	3,582,415	10,300,002	(13,910,776)
Denominator: Basic and diluted weighted average shares outstanding	14,375,000	14,375,000	14,375,000	14,203,297
Basic and diluted net earnings (loss) per share, Non-Redeemable Series F Common Stock	$0.18	0.25	0.72	(0.98)

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$578,373,825	575,053,412
Liabilities:
Public Warrants	1	$—	20,125,000
Private Placement Warrants	2	$—	18,600,000
Forward Purchase Agreement	2	$—	15,405,866
Conversion feature of Working Capital Loan	2	$—	239,999

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The fair value of the Private Placement Warrants was estimated at September 30, 2022 using the following assumptions:

Private Placement Warrants
Estimated dividend yield	0.00%
Expected volatility	3.0%
Risk-free interest rate	3.75%
Expected term (years)	0.25

The Company recognized unrealized gains of $13,428,921 and $18,575,360 for the three months ended September 30, 2022 and 2021, respectively, and an unrealized gain of $54,370,865 and an unrealized loss of $12,165,753 for the nine months ended September 30, 2022 and 2021, respectively, related to financial instruments marked to fair value.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Services Agreement and Facilities Sharing Agreement

The Company entered into agreements that require the Company to pay Liberty Media Corporation (“LMC”) and certain of its subsidiaries a total of $91,666 per month for office space, administrative and support services.  In addition, each independent director receives annual cash compensation of $75,000. The Sponsor, officers and directors of the Company, and LMC and its subsidiaries will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations.

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, LMC and its subsidiaries or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (as amended and restated, “Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 15, 2021, the Company put in place a Working Capital Loan of $2,500,000 with the Sponsor. During the first quarter of 2022, the Company and the Sponsor amended the Working Capital

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Loan to increase the aggregate principal to $4,000,000. As of September 30, 2022, the Company had borrowed $3,300,000 under the Working Capital Loan.  The Company concluded that the Working Capital Loan is a debt host with a conversion feature which is considered a financial instrument required to be bifurcated. The conversion feature will be measured at fair value (Level 2) each period with the change in fair value recorded through the realized and unrealized (gains) losses, net line item in the accompanying statements of operations. The debt balance will be accreted up to its par value using the effective interest rate method from the initial borrowing date to expected maturity. Interest expense for the three and nine months ended September 30, 2022 related entirely to the amortization of the discount. As of September 30, 2022, discount was fully amortized. The maturity date is the expected date of the initial business combination and therefore the conversion feature liability and the debt have been classified as current as of September 30, 2022.  The conversion feature has been included in the other current liabilities line item in the accompanying condensed balance sheet.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

(6)   Stockholder’s Equity

Preferred Stock—The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there was no preferred stock issued or outstanding.

Series A Common Stock—The Company is authorized to issue a total of 3,000,000,000 shares of Series A common stock at par value of $0.0001 each. As of September 30, 2022, there were 57,500,000 shares of Series A common stock issued and outstanding, all of which were subject to possible redemption.

Series B Common Stock—The Company is authorized to issue a total of 1,000,000,000 shares of Series B common stock at par value of $0.0001 each. As of September 30, 2022, there were no shares of Series B common stock issued or outstanding.

Series C Common Stock—The Company is authorized to issue a total of 5,000,000,000 shares of Series C common stock at par value of $0.0001 each. As of September 30, 2022, there were no shares of Series C common stock issued or outstanding.

Series F Common Stock—The Company is authorized to issue a total of 200,000,000 shares of Series F common stock at par value of $0.0001 each. As of September 30, 2022, there were 14,375,000 shares of Series F common stock issued and outstanding.

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

LIBERTY MEDIA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding completing an initial business combination, the consequences of not completing an initial business combination, the release of funds held in the Trust Account (as defined below), the availability of working capital and borrowing capacity, the use of funds outside the Trust Account, the payment of deferred underwriting commissions to the underwriters of our IPO (as defined below), the payment of fees in connection with our services agreement and facilities sharing agreement with Liberty Media Corporation (“LMC”), the impact of accounting standards on our financial statements, fluctuations in interest rates and foreign exchange rates, the ability to complete the early unwind and liquidation of the company (if approved at the special meeting of stockholders on November 14, 2022 and our amended and restated certificate of incorporation (the “certificate of incorporation”) is amended), and our obligations under the forward purchase agreement we entered into in connection with our IPO. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our being a company with no operating history and no revenue;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to LMC, our Sponsor (as defined below) and other entities in which members of our management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination including from our Sponsor, LMC or other third parties;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, armed conflicts, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential initial business combination opportunities;
●	the voting structure of our common stock, including any potential adverse effect on our ability to complete an initial business combination timely or cost effectively, and, following our initial business combination, our status as a controlled company and the ability of our Sponsor and LMC to exercise control over our policies and operations, each as a result of the high vote feature of our Series B common stock;

●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the classification of our warrants as liabilities;
●	our financial performance following our IPO; and
●	our receipt of the requisite stockholder approval at the special meeting of stockholders and our ability to meet the limitation that we will not redeem Series A Public Shares or implement the amendment to our certificate of incorporation (the “Amendment”) to the extent that accepting all properly submitted redemption requests would cause us to have less than $5,000,001 of net tangible assets upon approval of the Amendment (such limitation, the "Redemption Limitation") in order to file the Amendment and commence the early unwind and liquidation process

For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2021 (as filed with the SEC on March 31, 2022) and Part II Item 1A. of this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

A total of $575,000,000, comprised of proceeds from the IPO and the issuance of the Private Placement Warrants was placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the consummation of the initial business combination; (2) the redemption of any Series A Common Stock properly submitted in connection with a stockholder vote to amend the Company's certificate of incorporation (A) to modify the substance or timing of the Company's obligation to allow redemptions in connection with the initial business combination or to redeem 100% of its Series A Common Stock if the Company does not complete its initial business combination within 24 months from the closing of the IPO (or 27 months from the closing of the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO, which we refer to as an “agreement in principle event”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Series A Common Stock if it is unable to complete its initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred), subject to applicable law.

Our Sponsor, executive officers and directors have agreed that we only have 24 months from the closing of the IPO to complete an initial business combination (or 27 months if an agreement in principle event has occurred). If we have not completed an initial business combination within such 24-month period (or 27 months if an agreement in principle event has occurred) or during any extended time that we have to consummate an initial business combination beyond 24 months (or 27 months if an agreement in principle event has occurred) as a result of a stockholder vote to amend our certificate of incorporation, we will: (1) cease all operations except for the purposes of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Series A Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding shares of Series A Common Stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within such 24-month period (or 27 months if an agreement in principle event has occurred).

On October 11, 2022, the Company filed a definitive proxy statement relating to a special meeting of stockholders that will be held on November 14, 2022 to approve an amendment to the Company’s certificate of incorporation which would, if implemented, allow the Company to unwind and redeem all of its outstanding public shares prior to December 30, 2022, in advance of the contractual termination date of January 26, 2023. Since its IPO, the Company has employed a broad set of search criteria for potential target business combinations, however, management has observed what it believes were high valuations in 2021, a declining IPO market in 2022, and significant public and private market volatility, which have prevented the Company from securing an opportunity that it believes will offer a compelling return on investment for its stockholders. In addition, recent changes in U.S. tax law could create corporate level tax liabilities in connection with stockholder redemptions following year end. As a result, the Company has determined to seek the approval of its stockholders to complete an early unwind in 2022.

Results of Operations

From November 6, 2020 (inception) until our IPO on January 26, 2021, our entire activity was in preparation for our IPO, and, following our IPO through September 30, 2022, our entire activity has been limited to the search for a prospective initial business combination. The following table is a summary of our operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General, administrative and formation costs	$(783,023)	(611,430)	(2,598,681)	(2,203,518)
Loss from operations	(783,023)	(611,430)	(2,598,681)	(2,203,518)

Other income/(expense)
Interest expense	(42,571)	(51,853)	(272,175)	(51,853)
Interest income on marketable securities held in Trust Account	2,538,748	14,495	3,320,413	38,916
Realized and unrealized gains (losses), net	13,428,921	18,575,360	54,370,865	(12,165,753)
Total other income/(expense)	15,925,098	18,538,002	57,419,103	(12,178,690)

Net earnings (loss)	$15,142,075	17,926,572	54,820,422	(14,382,208)

General, administrative and formation costs increased $171,593 and $395,163 during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2022, compared to the same period in the prior year, was primarily due to increased legal fees.  The increase for the nine months ended September 30, 2022, compared to the same period in the prior year, was primarily due to increased legal fees, the majority of which occurred in the first quarter of 2022.

Interest expense decreased $9,282 and increased $220,322 during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year.  Interest expense is non-cash and is related entirely to the Working Capital Loan (see note 4 to the accompanying condensed financial statements).

Interest income on marketable securities held in the Trust Account increased $2,524,253 and $3,281,497 during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to a higher yield during the second and third quarters of 2022.

Realized and unrealized gains (losses), net decreased $5,146,439 and increased $66,536,618 during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year. Changes in the fair value of financial instruments recognized in the condensed statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares.

Liquidity and Capital Resources

As of September 30, 2022, we had $288,669 in cash which, along with other assets, resulted in a working capital deficit of $3,009,568. Excluding the Sponsor loans (included in current liabilities) the Company has a working capital surplus of $290,432.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of Founder Shares to our Sponsor, and loan proceeds from our Sponsor of $169,933 under a promissory note we entered into with our Sponsor (the “Note”). We repaid the Note in full on January 26, 2021. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement. See “Overview” for additional information regarding the IPO, Private Placement and Trust Account. Additionally, on April 15, 2021, the Company entered into a Working Capital Loan with the Sponsor (see note 4 to the notes to the accompanying condensed financial statements).  During the first quarter of 2022, we amended the Working Capital Loan to increase the aggregate principal to $4,000,000. As of September 30, 2022, we had borrowed $3,300,000 on the Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of the initial business combination, the mandatory liquidation date or an early unwind. If the Company’s estimated costs are less than its actual costs, the Company may have insufficient funds available to operate its business. Moreover, the Company will need to raise additional capital through loans from its Sponsor and/or third parties. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the

Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2022 because of a material weakness in our internal control over financial reporting related to the reclassification of the Company’s warrants, accounting for the Forward Purchase Agreement and other accounting matters which resulted in the restatement of our audited opening balance sheet and the subsequent quarterly condensed financial statements filed on Form 10-Q, as discussed in more detail below and in the Company’s Quarterly Reports on Form 10-Q/A filed for each of the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Management will monitor the remediation of the material weakness, as described below.

Changes in Internal Control Over Financial Reporting

Other than the execution of material weakness remediation activities described below, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (the “Charter”) (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO (or 27 months if an agreement in principle event has occurred) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We have filed with the SEC a proxy statement relating to a proposed Amendment to our Charter, which, if approved by our stockholders and effected by our company, will result in the dissolution of our company prior to December 30, 2022. For additional information regarding the proposed amendment, as well as its impact on our company and redemptions of our securities, we refer you to the Proxy Statement. While the funds in the Trust Account have, since the IPO, been held only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, to mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and to facilitate redemptions of public shares if the Amendment is approved and implemented, we have instructed Continental, the trustee for the Trust Account, to hold all funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination and the liquidation of the Company.

Holders of Series A Common Stock, included as part of the units sold in the Company's IPO, whether such shares were purchased in the IPO or in the secondary market following the IPO (including shares sold pursuant to the underwriters' overallotment option, collectively, the "Series A Public Shares," and such holders of the Series A Public Shares, the "Public Stockholders") that do not elect to redeem (the “Optional Redemption”) their Series A Public Shares in the Optional Redemption in connection with the effectiveness of the Amendment may receive a lower per-share redemption price in connection with the dissolution and winding up of the Company than the per-share redemption price paid to Public Stockholders that elect to redeem their Series A Public Shares in the Optional Redemption in connection with the effectiveness of the Amendment.

If the proposal to approve the Amendment (the “Amendment Proposal”) is approved and the Charter is amended, Public Stockholders that elect to redeem their Series A Public Shares in the Optional Redemption in connection with the effectiveness of the Amendment will receive, subject to the Redemption Limitation, a per-share redemption price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-issued and outstanding Series A Public Shares. When calculating the per-share redemption price that the remaining Public Stockholders receive in connection with the dissolution and winding up of the Company, an additional amount of up to $100,000 of net interest may be removed from the Trust Account to pay dissolution expenses. If the Amendment Proposal is approved and the Charter is amended, this may result in (a) a per-share redemption price to be paid in connection with the dissolution and winding up of the Company to Public Stockholders that do not elect to redeem their Series A Public Shares in the Optional Redemption in connection with the effectiveness of the Amendment that is lower than (b) the per-share redemption price paid to Public Stockholders that elect to redeem their Series A Public Shares in the Optional Redemption in connection with the effectiveness of the Amendment.

The ability of our Public Stockholders to exercise redemption rights in the Optional Redemption in connection with the effectiveness of the Amendment with respect to a large number of our Series A Public Shares may adversely affect the liquidity of our securities.

Pursuant to the Charter and subject to the Redemption Limitation, a Public Stockholder may request that the Company redeem all or a portion of such Public Stockholder’s Series A Public Shares for cash in the Optional Redemption in connection with the effectiveness of the Amendment. The ability of our Public Stockholders to exercise such redemption rights with respect to a large number of our Series A Public Shares may adversely affect the liquidity of our Series A Common Stock. As a result, you may be unable to sell your Series A Common Stock even if the per-share market price is higher than the per-share redemption price paid to Public Stockholders that elect to redeem their Series A Public Shares in the Optional Redemption in connection with the effectiveness of the Amendment.

In the event the Amendment Proposal is approved and we amend our Charter, Nasdaq may delist our securities from trading on its exchange following stockholder redemptions in connection with such amendment, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Series A Common Stock, units and warrants are listed on the Nasdaq Capital Market (“Nasdaq”). We are subject to compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our Series A Common Stock include, among other things, the requirement to maintain at least 300 public holders and at least 500,000 publicly held shares. Pursuant to the terms of the Charter, in the event the Amendment Proposal is approved and the Charter is amended, Public Stockholders may elect to redeem their Series A Public Shares and, as a result, we may not be in compliance with Nasdaq’s continued listing requirements.

We expect that if our Series A Common Stock fails to meet Nasdaq’s continued listing requirements, our units and warrants will also fail to meet Nasdaq’s continued listing requirements for those securities. We cannot assure you that any of our Series A Common Stock, units or warrants will be able to meet any of Nasdaq’s continued listing requirements following any stockholder redemptions of our Series A Public Shares in connection with the amendment of our Charter pursuant to the Amendment Proposal. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Series A Common Stock is a “penny stock” which will require brokers trading in our Series A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Series A Common Stock, units and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

LIBERTY MEDIA ACQUISITION CORPORATION

Date: October 28, 2022	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
President and Chief Executive Officer

Date: October 28, 2022	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer